Form 10-Q
period 2024-03-31
KKR FS Income Trust Select
filed 2024-05-15
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 021-510194
_________________________________________________
KKR FS Income Trust Select
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	92-3617067
(State of Organization)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

Securities registered pursuant to Section 12(b) of the Act.
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2024 was 2,069,019 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$49,100 and $0, respectively)	$49,206	$—
Total investments, at fair value (amortized cost—$49,100 and $0, respectively)	49,206	—
Cash and cash equivalents	38,269	1
Foreign currency (amortized cost—$5 and $0, respectively)	5	—
Income receivable	51	—
Total assets	$87,531	$1

Liabilities
Payable for investments purchased	$40,848	$—
Accrued capital gains incentive fee(1)	14	—
Administrative services expense payable	41	—
Other accrued expenses and liabilities	33	—
Total liabilities	$40,936	$—
Commitments and contingencies(2)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 0 shares issued and outstanding, respectively; liquidation preference of $1,545 and $0, respectively	$1,439	$—

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 1,800,683 and 40 Class S shares issued and outstanding, respectively	$18	$—
Capital in excess of par value	44,983	1
Retained earnings (accumulated deficit)	155	—
Total shareholders’ equity	$45,156	$1
Total liabilities, preferred shares and shareholders’ equity	$87,531	$1
Net asset value per share of common shares at period end	$25.08	$25.00
_______________
(1)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)See Note 8 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statement of Operations
(in thousands, except share and per share amounts)

Three Months Ended
March 31, 2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$105
Fee income	29
Total investment income	134

Operating expenses
Management fees	27
Capital gains incentive fees(1)	14
Administrative services expense	41
Audit expense	21
Other general and administrative expenses	11
Total operating expenses	114
Management and incentive fee waivers(1)	(27)
Net expenses	87
Net investment income	47

Realized and unrealized gain/loss
Net realized gain (loss) on foreign currency	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	106
Total net realized and unrealized gain (loss)	109
Net increase (decrease) in net assets resulting from operations	$156

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.70
Weighted average shares outstanding	221,110
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statement of Changes in Net Assets
(in thousands, except share and per share amounts)

Three Months Ended
March 31, 2024
Operations
Net investment income (loss)	$47
Net realized gain (loss) on investments and foreign currency	3
Net change in unrealized appreciation (depreciation) on investments	106
Net increase (decrease) in net assets resulting from operations	156

Shareholder distributions
Distributions to preferred shareholders	(1)
Net decrease in net assets resulting from shareholder distributions	(1)

Capital transactions(1)
Issuance of capital	45,000
Net increase (decrease) in net assets resulting from capital share transactions	45,000

Total increase (decrease) in net assets	45,155
Net assets at beginning of period	1
Net assets at end of period	$45,156
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statement of Cash Flows
(in thousands, except share and per share amounts)

Three Months Ended March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$156
Purchases of investments	(49,110)
Proceeds from sales and repayments of investments	10
Net change in unrealized (appreciation) depreciation on investments	(106)
(Increase) decrease in income receivable	(51)
Increase (decrease) in payable for investments purchased	40,848
Increase (decrease) in accrued capital gains incentive fee	14
Increase (decrease) in administrative services expense payable	41
Increase (decrease) in other accrued expenses and liabilities	33
Net cash provided by (used in) operating activities	(8,165)
Cash flows from financing activities
Issuance of capital	45,000
Issuance of preferred shares	1,439
Distributions to preferred shareholders	(1)
Net cash provided by (used in) financing activities	46,438
Total increase (decrease) in cash	38,273
Cash and foreign currency at beginning of period	1
Cash and foreign currency at end of period	$38,274

See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments
As of March 31, 2024
(in thousands, expect share amounts)

Portfolio Company(a)(e)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—109.0%
Advanced Dermatology & Cosmetic Surgery	(g)	Health Care Equipment & Services	SF+650	1.0%	5/7/27	$4,156	$4,156	$4,143
Affordable Care Inc	(g)	Health Care Equipment & Services	SF+550	0.8%	8/2/28	3,990	3,990	3,990
Alera Group Intermediate Holdings Inc	(g)	Insurance	SF+525	0.8%	10/2/28	3,990	3,990	3,991
Amerivet Partners Management Inc	(g)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	6,650	6,650	6,650
Ardonagh Group Ltd/The	(h)	Insurance	SF+475	0.5%	2/17/31	1,063	1,047	1,047
Ardonagh Group Ltd/The	(f)(h)	Insurance	SF+475	0.5%	2/17/31	98	97	96
Community Brands Inc	(g)	Software & Services	SF+550	0.8%	2/24/28	4,156	4,149	4,151
CSafe Global		Transportation	SF+575	0.8%	3/8/30	1,514	1,512	1,512
CSafe Global		Transportation	SF+575	0.8%	3/8/30	£211	271	267
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/29	$156	156	156
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/30	64	64	64
Excelitas Technologies Corp	(g)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	3,950	3,990	3,990
Galway Partners Holdings LLC	(g)	Insurance	SF+525	0.8%	9/30/27	59	59	59
Galway Partners Holdings LLC	(g)	Insurance	SF+525	0.8%	9/29/28	3,624	3,624	3,624
Galway Partners Holdings LLC	(f)(g)	Insurance	SF+525	0.8%	9/30/27	308	308	308
Gigamon Inc	(g)	Software & Services	SF+575	1.0%	3/9/29	4,156	4,156	4,156
Insightsoftware.Com Inc		Software & Services	SF+500	0.8%	5/25/28	101	101	101
Insightsoftware.Com Inc	(f)	Software & Services	SF+500	0.8%	3/27/34	222	222	222
Insightsoftware.Com Inc	(f)	Software & Services	SF+500	0.8%	3/27/34	889	889	887
Integrity Marketing Group LLC		Insurance	SF+605	0.8%	8/27/26	649	652	649
Integrity Marketing Group LLC		Insurance	SF+605	1.0%	8/27/26	2,827	2,841	2,827
Integrity Marketing Group LLC		Insurance	SF+602	0.8%	8/27/26	494	496	494
Karman Space Inc	(g)	Capital Goods	SF+675	2.0%	12/21/25	4,307	4,203	4,349
STV Group Inc		Capital Goods	SF+525	0.8%	3/20/31	1,346	1,333	1,333
STV Group Inc	(f)	Capital Goods	SF+525	0.8%	3/20/31	269	269	269
STV Group Inc	(f)	Capital Goods	SF+525	0.8%	3/20/31	385	385	381
Wealth Enhancement Group LLC	(g)(h)	Financial Services	SF+550	1.0%	10/4/27	1,881	1,881	1,881
Wealth Enhancement Group LLC	(f)(g)(h)	Financial Services	SF+550	1.0%	10/4/27	119	119	119
Total Senior Secured Loans—First Lien							51,610	51,716
Unfunded Loan Commitments							(2,510)	(2,510)
Net Senior Secured Loans—First Lien							49,100	49,206
TOTAL INVESTMENTS—109.0%							$49,100	49,206
LIABILITIES AND PREFERRED SHARES IN EXCESS OF OTHER ASSETS—(9.0)%								(4,050)
NET ASSETS—100.0%								$45,156

See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2024, the Secured Overnight Financing Rate, or “SF” or SOFR, was 5.30%.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 7 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 7).
(f)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(g)Position or portion thereof unsettled as of March 31, 2024.
(h)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, or the 1940 Act, as amended. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, 96.7% of the Company’s total assets represented qualifying assets.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
KKR FS Income Trust Select, or the Company, is a specialty finance company, organized on April 19, 2023 as a Delaware statutory trust, that seeks to invest primarily in the debt securities of private middle market U.S. companies. The Company is externally managed by FS/KKR Advisor, LLC, or the Adviser, pursuant to an amended and restated investment advisory agreement, or the Advisory Agreement. The Adviser also performs, or oversees the performance of, the Company’s corporate operations and required administrative services pursuant to the terms of an administration agreement, or the Administration Agreement. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
The Company is an externally managed, non-diversified, closed-end management investment company that, on February 20, 2024, elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from April 19, 2023 (date of formation) to December 31, 2023 included in Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2024, or the Form 10. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities is derived from the Company’s audited financial statements as of and for the period ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
Use of Estimates: The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of common shares of beneficial interest, or the Common Shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and eligible to be amortized over a twelve-month period.
As of March 31, 2024 and December 31, 2023, the Adviser has paid $1,559 and $1,026, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the Advisory Agreement, which is calculated and payable quarterly in arrears commencing with the first full calendar quarter after the date of the Company’s election to be regulated as a BDC under the 1940 Act on February 20, 2024, or the BDC Election Date, equals 12.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs) and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.25%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 1.43%, or 5.72% annually, of net assets. Thereafter, the Adviser will be entitled to receive 12.5% of pre-incentive fee net investment income.
The Adviser has agreed to waive the Company’s base management fee and subordinated incentive fee on income through March 31, 2025.
Capital Gains Incentive Fee: Pursuant to the terms of the Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any capital gain incentive fees previously paid by the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2024, the Company recognized $29 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Income Taxes: The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
distribute an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years.

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024
	Shares	Amount
Gross Proceeds from Offering	1,800,643	$45,000
Net Proceeds from Share Transactions	1,800,643	$45,000
Status of Continuous Private Offering
The Company is conducting the continuous Private Offering in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors. An investor will make a capital contribution pursuant to such subscription agreement and will become a common shareholder in the Company bound by the terms of the subscription agreement and the Company’s organizational documents.
As of March 31, 2024, the Company has issued 1,800,683 Class S shares in the Private Offering for gross proceeds of $45,001. Of the 1,800,683 Class S shares issued in the Private Offering, 1,800,643 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $45,000 in capital contributions. As of March 31, 2024, the Company had received capital commitments of $60,000 from investors in the Private Offering, 75% of which has been called for funding. In addition to $15,000 in aggregate amount of remaining uncalled capital commitments for Class S shares, the Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2024, the Company issued 1,800,643 Class S shares for gross proceeds of $45,000 at an average price per share of $24.99. During the period from April 1, 2024 to April 30, 2024, the Company issued 268,336 Class S shares for gross proceeds of $6,730 at an average price per share of $25.08.
Discretionary Share Repurchase Program
Beginning no later than the quarter ending September 30, 2024, the Company intends to commence a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
Series A Preferred Shares
On March 29, 2024, the Company issued 515 shares of its preferred shares of beneficial interest, or Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $3,000 per share. Each individual investor in the Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share, or the Liquidation Value, plus additional amounts as set forth in the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of Preferred Shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares.
Dividends on each Series A Preferred Share accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including March 29, 2024, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends.
The outstanding Series A Preferred Shares are subject to redemption at any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Series A Preferred Shares, each Series A Preferred Share will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) until the date that is two years from the date of original issuance, $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Series A Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.
See the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares for more information relating to the Series A Preferred Shares.
The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying unaudited statement of assets and liabilities due to certain redemption features that are not solely within the Company's control.

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base fee and the subordinated incentive fee on income under the Advisory Agreement through March 31, 2025.
Pursuant to the Administration Agreement, the Adviser oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. In addition, the Adviser assists the Company in calculating its NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three months ended March 31, 2024:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$27
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$14
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$—
The Adviser	Administration agreement	Administrative Services Expenses(4)	$41
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of March 31, 2024, no management fees were payable to the Adviser.
(2)During the three months ended March 31, 2024, the Company accrued capital gains incentive fees of  $14 based on the performance of its portfolio, all of which was based on unrealized appreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of March 31, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2024, $39 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $2 for the three months ended March 31, 2024. The Company paid $0 in administrative services expenses to the Adviser during the three months ended March 31, 2024.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FS KKR Capital Corp. and KKR FS Income Trust, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term.
In an order dated January 5, 2021, the SEC granted exemptive relief that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of March 31, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2024, an additional $10,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on the Company’s behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company are referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) the Company’s net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued capital gains incentive fees on unrealized appreciation) and (ii) the Company’s net capital gains.
For the three months ended March 31, 2024 and the period ended December 31, 2023, there were no Expense Payments paid by the Adviser and subject to reimbursement by the Company in accordance with the Expense Support Agreement.

Note 5. Distributions
To the extent that the Company has taxable income available, it intends to make distributions to holders of the Common Shares and Preferred Shares. The Company intends to make monthly distributions to holders of the Common Shares commencing with the quarter ending June 30, 2024, and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, the Company’s distribution rates and payment frequency may vary from time to time.
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of Common Shares in the Private Offering, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
As of March 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $150. As of March 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $44.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $49,100 as of March 31, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $106 as of March 31, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024:

	March 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$49,100	$49,206	100.0%
Total	$49,100	$49,206	100.0%
____________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
As of March 31, 2024, the Company did not hold investments in portfolio companies of which it is deemed to “control” or deemed to be an “affiliated person” but is not deemed to “control.”
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $2,509. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited schedule of investments as of March 31, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024:

	March 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$5,678	11.5%
Financial Services	1,881	3.8%
Health Care Equipment & Services	14,783	30.1%
Insurance	12,689	25.8%
Software & Services	8,406	17.1%
Technology Hardware & Equipment	3,990	8.1%
Transportation	1,779	3.6%
Total	$49,206	100.0%

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments
Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or would pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:
Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.
Level 3: Inputs that are unobservable for an asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
As of March 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2024
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	49,206
$49,206
The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board has designated the Adviser as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
The Company’s investments will consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of March 31, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Total
Fair value at beginning of period	$—	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	106	106
Purchases	49,110	49,110
Paid-in-kind interest	—	—
Sales and repayments	(10)	(10)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at end of period	$49,206	$49,206
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$106	$106
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2024 were as follows:

Type of Investment	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$47,778	Discounted Cash Flow	Discount Rate	9.3% - 11.2% (10.2%)	Decrease
	1,428	Cost
Total	$49,206
__________
(1)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 8. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies (continued)
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Ardonagh Group Ltd/The	$97
CSafe Global	156
CSafe Global	64
Galway Partners Holdings LLC	308
Insightsoftware.Com Inc	222
Insightsoftware.Com Inc	889
STV Group Inc	269
STV Group Inc	385
Wealth Enhancement Group LLC	119
Total	$2,509
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2024, the Company’s debt commitments are comprised of $1,074 revolving credit facilities and $1,435 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(7).
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2024 and December 31, 2023.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Per Share Data:(1)
Net asset value, beginning of period	$25.00
Results of operations(2)
Net investment income (loss)	0.21
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.08
Shareholder distributions(3)
Distributions from net investment income	—
Net decrease in net assets resulting from shareholder distributions	—
Capital share transactions
Issuance of Common Shares(4)	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Net asset value, end of period	$25.08
Shares outstanding, end of period	1,800,683
Total return based on net asset value(5)	0.32%
Ratio/Supplemental Data:
Net assets, end of period	$45,156
Ratio of net investment income to average net assets(6)	3.40%
Ratio of total operating expenses to average net assets(6)	8.24%
Ratio of waived expenses to average net assets(6)	(1.95)%
Ratio of net operating expenses to average net assets(6)	6.29%
Portfolio turnover(7)	0.04%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,439
Asset coverage per unit(8)	32.38
____________________
(1)Per share data may be rounded in order to recompute the ending NAV per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)The issuance of Common Shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of Common Shares in connection with the Seed Contribution. The issuance of Common Shares at a price that is less than the net asset value per share results in a decrease in net asset value per share.
(5)The total return based on NAV for each period presented was calculated by taking the NAV per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the NAV per share at the beginning of the period. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Ratio of accrued capital gains incentive fees to average net assets	0.25%
(7)Portfolio turnover for the three months ended March 31, 2024 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Subsequent Events
Private Offering Closings
On April 1, 2024, the Company issued and sold 268,336 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $6,730.
On May 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $53,438. The final number of Common Shares issued as of May 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2024.
Cliffwater Warehouse
On May 9, 2024, the Company entered into a facility agreement, or the Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Facility Agreement. The Facility Agreement is effective as of March 29, 2024, the Effective Date. A detailed description of the Facility Agreement can be found in Item 5.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to KKR FS Income Trust Select and the “Adviser” refers to FS/KKR Advisor, LLC.
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financings and investments;
•changes in the general interest rate environment;
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the other funds managed by the Adviser, FS Investments, KKR Credit or any of their respective affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify as a RIC and maintain our qualification as a BDC;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
•changes in the economy;
•geo-political risks;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and
•future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.
Overview
We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on April 19, 2023, we are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We also intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. We commenced operations concurrent with the initial closing on the Seed Contribution on February 27, 2024.
The Adviser oversees (subject to the oversight of the Board, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance.
We are conducting the continuous Private Offering of our Common Shares in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act.
Investments
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser;
•employing a defensive investment approach focused on long-term credit performance and principal protection;
•focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $50 million to $150 million at the time of investment;
•investing primarily in established, stable enterprises with positive cash flows; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
We pursue our investment objective by investing primarily in the debt of private middle market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where our investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Once we have invested a substantial amount of proceeds from the Private Offering, under normal circumstances and after we ramp up our portfolio, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets, or ABF Investments, and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy will focus on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital.
A majority of our ABF Investments is expected to be directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments is expected to be illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
To a lesser extent, we may also invest in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
Most of our investments will be in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets. We may invest in companies of any size or capitalization. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt was originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. From time to time, we may co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates.
The first lien, senior secured loans and senior secured bonds in which we expect to invest generally have stated terms of three to seven years, and the subordinated debt investments that we expect to make (to a lesser extent) generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P), which are often referred to as “junk.” We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.
Revenues
The principal measure of our financial performance is net change in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign-denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign-denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.
We principally generate revenues in the form of interest income on the debt investments and ABF Investments we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we generate revenues in the form of non-

recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the Advisory Agreement and the Administration Agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
The Adviser oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, the Adviser assists us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
Except as provided in the Administration Agreement and the Advisory Agreement, we bear all expenses of our operations and transactions, including all other expenses incurred by the Adviser in performing services for us and administrative personnel paid by the Adviser, subject to the limitations included in the Advisory Agreement and the Administration Agreement. See Note 4 to our unaudited financial statements included herein for more information regarding the expenses borne by us and, thus, our shareholders.
In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We pay State Street Bank and Trust Company directly for the costs of such services.
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of March 31, 2024, the Company had incurred organizational and offering expenses of $760 and $799, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement Agreement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Expense Support and Conditional Reimbursement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on the Company’s behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company are referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) the Company’s net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued capital gains incentive fees on unrealized appreciation) and (ii) the Company’s net capital gains.
For the three months ended March 31, 2024 and the period ended December 31, 2023, there were no Expense Payments paid by the Adviser subject to reimbursement by the Company in accordance with the Expense Support Agreement.

Fees and Expenses
The following table illustrates the aggregate fees and expenses that the Company expects to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base management fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	3.78%
Distribution fee(6)	0.85%
Organizational and offering costs(7)	1.00%
Other expenses(8)	0.85%
Total annual expenses	7.73%
Waiver of management and subordinated income incentive fees(3)	(1.25)%
Net annual expenses	6.48%
_______________
(1)If Class S shares are purchased through certain financial intermediaries, they may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine. Class S shares will be subject to a maximum sales load of up to 3.0% of the offering price, or may forgo a sales load in favor of a brokerage commission imposed by a selling agent. Certain participating broker-dealers in the Private Offering may offer Class S shares subject to a placement agent fee of 0.50% of the offering price, and up to 1.5%, provided that the sum of the sales load and placement agent fee will not exceed 3.5% of the offering price.
(2)Amount assumes that we sell $800.0 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $776.0 million, resulting in estimated average net assets of $410.5 million based on current asset levels. That amount also assumes that we borrow funds of approximately 60% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $800.0 million worth of Class S shares during the following twelve months.
(3)The Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the management and subordinated income incentive fees through March 31, 2025.
(4)Based on our current business plan, we anticipate that we may have capital gains and interest income that could result in the payment of an incentive fee to the Adviser in the following twelve months. However, the incentive fee payable to the Adviser is based on our performance and will not be paid unless we achieve certain performance targets. As we cannot predict whether we will meet the necessary performance targets, we have assumed that no incentive fee will be paid for purposes of this table. We expect the incentive fees we pay to increase to the extent we earn greater interest income through our investments in portfolio companies, and realize capital gains upon the sale of investments in our portfolio companies.
(5)We may borrow funds to make investments, including before we have fully invested the initial proceeds of the Private Offering. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders. The figure in the table assumes we borrow for investment purposes an amount of approximately 60% of our average net assets (including such borrowed funds) during such period and that the annual interest rate on the amount borrowed is 6.2%.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class S shares in the Private Offering and capital markets conditions.
(6)Percentage reflects an annual shareholder servicing and/or distribution fee of 0.85% per annum of the NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The distribution fee will accrue daily and be paid monthly beginning on the first day of the applicable month.
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $4.1 million if we raise $800.0 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement Agreement” sections above for more information.
(8)Other expenses primarily include accounting, legal and auditing fees, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects estimated amounts we expect to pay during the following twelve months and does not include preferred pricing arrangements we may receive from certain parties as a newly formed entity.
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 investment assuming our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 60% of our average net assets) and Class S shares earn a 5.0% annual return:

Share Class	1 Year	3 Years	5 Years	10 Years
Class S	$921	$2,361	$3,721	$6,809

Portfolio Investment Activity for the Three Months Ended March 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2024:

For the Three Months Ended
Net Investment Activity	March 31, 2024
Purchases	$49,110
Sales and Repayments	(10)
Net Portfolio Activity	$49,100

	For the Three Months Ended
	March 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$49,110	100%	$10	100%
Total	$49,110	100%	$10	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2024:

	March 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$49,100	$49,206	100.0%
Total	$49,100	$49,206	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2024:

March 31, 2024
Number of Portfolio Companies	15
% Variable Rate Debt Investments (based on fair value)(1)	100.0%
% Fixed Rate Debt Investments (based on fair value)(1)	—
% Other Income Producing Investments (based on fair value)(2)	—
% Non-Income Producing Investments (based on fair value)	—
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	11.1%
Weighted Average Annual Yield on All Debt Investments(4)	11.1%
_____________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
For the three months ended March 31, 2024, our total return based on NAV was 0.32%. See footnote 5 to the table included in Note 9 to our unaudited financial statements included herein for information regarding the calculation of our total return based on NAV.
Direct Originations
The following table presents certain selected information regarding our direct originations as of March 31, 2024:

March 31, 2024
Number of Portfolio Companies	15
Total Cost of Direct Originations	$49,100
Total Fair Value of Direct Originations	$49,206
% of Total Investments, at Fair Value	100.0%
Weighted Average Annual Yield on Accruing Debt Investments(1)	11.1%
Weighted Average Annual Yield on All Debt Investments(2)	11.1%

____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status, if any. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024:

	March 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$5,678	11.5%
Financial Services	1,881	3.8%
Health Care Equipment & Services	14,783	30.1%
Insurance	12,689	25.8%
Software & Services	8,406	17.1%
Technology Hardware & Equipment	3,990	8.1%
Transportation	1,779	3.6%
Total	$49,206	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2024:

	March 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio
1	$49,206	100.0%
2	—	—
3	—	—
4	—	—
Total	$49,206	100.0%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Revenues
Our investment income for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31,
	2024
	Amount	Percentage of Total Income
Interest income	$105	78.4%
Fee income	29	21.6%
Total investment income(1)	$134	100.0%
___________
(1)Such revenues represent $134 of cash income earned as well as $0 in non-cash portions relating to accretion of discount for the three months ended March 31, 2024. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

Expenses
Our operating expenses for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Management fees	$27
Capital gains incentive fees	14
Administrative services expenses	41
Audit expense	21
Other expenses	11
Total operating expenses	114
Management and incentive fee waivers	(27)
Net operating expenses	$87
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Ratio of operating expenses to average net assets	2.06%
Ratio of expense waivers to average net assets(1)	(0.49)%
Ratio of net operating expenses to average net assets	1.57%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
Net Investment Income
Our net investment income totaled $47 ($0.21 per share) for the three months ended March 31, 2024.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2024 were as follows:

Three Months Ended March 31,
2024
Net realized gain (loss) on investments(1)	$—
Net realized gain (loss) on foreign currency	3
Total net realized gain (loss)	$3
______________
(1)We sold investments and received principal repayments of $0 and $10, respectively, during the three months ended March 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three months ended March 31, 2024 was as follows:

Three Months Ended March 31,
2024
Net change in unrealized appreciation (depreciation) on investments	$106
Net change in unrealized gain (loss) on foreign currency	—
Total net change in unrealized appreciation (depreciation)	$106
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024, the net increase in net assets resulting from operations was $156 ($0.70 per share).
Financial Condition, Liquidity and Capital Resources
Overview
We intend to generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, including management fees, incentive fees and interest expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our discretionary share repurchase program.
As of March 31, 2024, we had received capital commitments of $60,000 from investors in the Private Offering, and have called an aggregate of $45,000 in capital contributions in exchange for 1,800,643 in Class S shares in connection with such commitments.
As of March 31, 2024, we had $38,274 in cash and foreign currency, which we held in custodial accounts. As of March 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $2,509. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. See “Recent Developments” below for more information.
Asset Coverage
Under the provisions of the 1940 Act, following approval from our initial shareholders of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act on February 21, 2024, which approval became effective on February 22, 2024, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any Preferred Shares we issue, including the Series A Preferred Shares, will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.
As of March 31, 2024, our asset coverage ratio as calculated under the 1940 Act was 3,238%.
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

RIC Status and Distributions
We intend to elect to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares and Preferred Shares. We intend to make monthly distributions to holders of our Common Shares commencing with the quarter ending June 30, 2024, and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
The IRS currently requires that a RIC has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, while our Preferred Shares are outstanding, we intend to allocate capital gain dividends, if any, between our Common Shares and Preferred Shares in proportion to the total dividends paid to each class with respect to such tax year.
We intend to make dividends and distributions to our preferred shareholders semi-annually on or before June 30 and December 31 of each year. Dividends and distributions to preferred shareholders will be payable to holders of record at the close of business on the applicable record date, which shall be the fifteenth day of the calendar month in which the applicable dividend payment date falls or on such other date designated by the Board for the payment of dividends to preferred shareholders that is not more than 30 nor less than ten days prior to such dividend payment date.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. As of March 31, 2024, no distributions have been declared by the Company.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
Recent Developments
Private Offering Closings
On April 1, 2024, we issued and sold 268,336 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $6,730.
On May 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $53,438. The final number of Common Shares issued as of May 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2024.
Cliffwater Warehouse
On May 9, 2024, the Company entered into the Facility Agreement with Cliffwater and the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Facility Agreement. The Facility Agreement is effective as of March 29, 2024, the Effective Date. A detailed description of the Facility Agreement can be found in Item 5.

Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our unaudited financial statements included herein.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our unaudited financial statements included herein.
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 56.22% of our total assets.
Valuation of Portfolio Investments and Determination of NAV
Valuation of Portfolio Investments
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Adviser determines the fair value of our investment portfolio on at least a quarterly basis. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser, in accordance with valuation policies approved by the Board. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser’s valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 3 assets;

•the Adviser then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Adviser then provides the Board’s valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser’s Board-reporting obligations;
•the Board’s valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides the Board with a report regarding the quarterly valuation process.
In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Adviser, with oversight from the valuation committee of the Board, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of our investments.
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Adviser may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
Domestic and foreign fixed-income instruments and non-exchange traded derivatives are normally valued on the basis of quotes obtained from brokers and dealers or pricing services using data reflecting the earlier closing of the principal markets for those securities. Bank loans, including senior secured floating rate and fixed-rate loans, are valued by using readily available market quotations or another commercially reasonable method selected by an independent, third-party pricing service that has been engaged by the Adviser, or, if such independent, third-party valuations are not available, by using broker quotations. Senior secured adjustable, variable or floating rate loans for which an active secondary market exists to a reliable degree will be valued at the bid price in the market for such loans, as provided by a loan pricing service. Directly originated loans are valued on an individual loan level. In doing so, the Adviser may engage an independent, third-party valuation agent, and fair valuation of such loans will be performed using inputs that incorporate borrower level data, including significant events affecting the issuer or collateral and market developments. Prices obtained from independent pricing services use information provided by market makers or estimates of market values obtained from yield data relating to investments or securities with similar characteristics. Exchange traded options, futures and options on futures are valued at the settlement price determined by the relevant exchange. The value of swaps, including credit default swaps, total return swaps and interest rate swaps will be determined by obtaining at least one dealer quotation (including information from counterparties) or valuations from third-party pricing services. If no quotations or valuations are available, or if such quotations or valuations are believed to be unreliable, swaps will be fair valued pursuant to procedures adopted by the Adviser and overseen by the Board.
Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.
Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Adviser will normally use pricing data for domestic or foreign equity securities received shortly after the close of the primary securities exchange on which such securities trade and does not normally take into account trading, clearances or settlements that take place after the close of the exchange.
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.
See Note 7 to our unaudited financial statements included herein for additional information regarding the fair value of our financial instruments.
Determination of NAV
We expect to determine our NAV for the Common Shares each month as of the last day of each calendar month, and in no event less frequently than quarterly. The NAV per share for our Common Shares is determined by dividing the value of total assets attributable to the Common Shares minus liabilities attributable to the Common Shares by the total number of Common Shares outstanding at the date as of which the determination is made. We will use the valuation procedures set forth above in order to determine our NAV, as applied by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act. Fair value pricing may require subjective determinations about the value of a security. If events materially affecting the price of foreign portfolio securities occur between the time when their price was last determined on such foreign securities exchange or market and the time when our NAV was last calculated (for example, movements in certain U.S. securities indices which demonstrate strong correlation to movements in certain foreign securities markets), such securities may be valued at their fair value as determined in good faith in accordance with procedures established by the Adviser and overseen by the Board.
For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of our NAV that fairly reflects security values as of the time of pricing, we cannot ensure that fair values determined by the Adviser would accurately reflect the price that we could obtain for a security if it were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
The NAV calculation is available generally within 20 business days after the end of the applicable month. Changes in our monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organizational and offering costs and any expense reimbursements. When the Adviser determines NAV as of a day that is not the last day of a calendar quarter in connection with a drawdown on capital commitments or, for monthly closings to investors for immediate cash investment, as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Adviser’s valuation policy, pursuant to authority designated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
The most recently determined NAV per share for the Common Shares will be reported by the Company under cover of a Current Report on Form 8-K filed with the SEC.
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we had no off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 100% of our portfolio investments (based on fair value) were debt investments paying variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(1,230)	(22.5)%
Down 200 basis points	(984)	(18.0)%
Down 150 basis points	(738)	(13.5)%
Down 100 basis points	(492)	(9.0)%
Down 50 basis points	(246)	(4.5)%
Up 50 basis points	246	4.5%
Up 100 basis points	492	9.0%
Up 150 basis points	738	13.5%
Up 200 basis points	984	18.0%
Up 250 basis points	1,230	22.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk or foreign currency exchange rate risk.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Neither we nor the Adviser are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We and the Adviser may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in the Form 10. There are no material changes from the risk factors included within the Form 10.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended March 31, 2024, we issued and sold an aggregate of 1,800,643 Class S shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $45.0 million. All offers and sales of Class S shares during the three months ended March 31, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2024.
Beginning no later than the quarter ending September 30, 2024, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the Valuation Date, which will be the last calendar day of the applicable quarter. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to the 2% Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases.
Shareholders may tender all of the Common Shares that they own in connection with any of our quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a shareholder requests to have repurchased. If we do not repurchase the full amount of shares that a shareholder has requested to be repurchased, or we determine not to make repurchases of our shares, such shareholder will likely not be able to dispose of its shares, even if we under-

perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Repurchases of shares from shareholders by the Company will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline.
Please see Note 3 for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Cliffwater Warehouse
The Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250 million, such condition, the Capital Condition. As of May 9, 2024, the conditions precedent to the Company’s obligation to purchase such investments had not been met. The Company made customary representations and warranties in the Facility Agreement.
Subject to satisfaction of the Capital Condition, the Facility Agreement provides that, on or prior to the twenty-four month anniversary of the Effective Date, the Scheduled Facility End Date, Cliffwater can require the Company to purchase from the Financing Provider such investments entered into in connection with the Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $600 million, such date, the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Facility Agreement by the Scheduled Facility End Date, none of the parties to the Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, the consideration under this clause (iii), the Additional Consideration.

(B) Following fulfillment of the conditions precedent to the Company’s obligations to purchase any loans under the Facility Agreement, the Company will purchase such loans owned and held by the Financing Provider under the Facility Agreement at a purchase price equal to (i) the par amount of such loan plus, without duplication, (ii) PIK interest accrued during the Holding Period and PIK interest accrued but not capitalized prior to the Holding Period minus (iii) the sum of (x) OID, upfront fees and other similar fees on account of such purchase loan (all of which are attributable to the Holding Period) plus (y) any termination fees or other similar fees during the Holding Period plus (iv) solely to the extent that such loan has paid OID, upfront fees or other similar fees, the Additional Consideration.
(C) Similarly, following fulfillment of the conditions precedent to the Company’s obligations to purchase any unfunded commitments under the Facility Agreement, the Company will purchase such assets owned and held by the Financing Provider under the Facility Agreement at a purchase price equal to (i) zero plus (ii) solely to the extent that such unfunded commitment has paid OID, upfront fees or other similar fees, the Additional Consideration minus (iii) OID, upfront fees and other similar fees on account of such unfunded commitment. The above purchase price calculations are subject to adjustment in certain circumstances under the Facility Agreement.
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, such date, a Delayed Comp Trigger Date, the above amounts received by the Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business days after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
Unless otherwise agreed to by the Company, Cliffwater and the Financing Provider, each investment transaction under the Facility Agreement is expected to be for portfolio investments with a purchase price of at least $1.0 million or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the Financing Provider.
The fair value of the loans under the Facility Agreement is not reflected in the purchase price. As such, for loans, to the extent the Company is required to buy a loan from the Financing Provider, the Company bears the risk of the fair value of such loan falling below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider bears the risk of the fair value of such loan falling below such par value. Similarly, for unfunded commitments, to the extent the Company is required to buy an unfunded commitment, it will bear the risk of being required to buy a loan that, upon funding, may be valued below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider will bear such risk.
The portfolio investments expected to be purchased by the Company from time to time pursuant to the Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the Facility Agreement and the underwriting standards to be employed by FS/KKR Advisor, LLC, the Company’s investment adviser, on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of May 9, 2024, there were 20 loans with an aggregate commitment par value of $19 million, inclusive of $2 million of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Facility Agreement.

Item 6.    Exhibits

3.1	Certificate of Trust (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

3.2
Second Amended and Restated Declaration of Trust (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

3.3
Supplement to the Second Amended and Restated Declaration of Trust of KKR FS Income Trust Select Relating to 12.0% Series A Cumulative Preferred Shares (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01706) filed on April 1, 2024 and incorporated herein by reference)

3.4	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

10.1
Form of Subscription Agreement for Capital Commitments (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.2
Form of Subscription Agreement for Immediate Fundings (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.3
Amended and Restated Investment Advisory Agreement (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56633), on February 2, 2024 and incorporated herein by reference)

10.4
Amended and Restated Administration Agreement (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56633), on February 2, 2024 and incorporated herein by reference)

10.5
Amended and Restated Expense Support and Conditional Reimbursement Agreement (Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10 (File No. 000-56633), on February 2, 2024 and incorporated herein by reference)

10.6
Custodian Agreement by and between the Company and State Street Bank and Trust Company (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

10.7	Trademark License Agreement (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

10.8	Distribution Reinvestment Plan (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

10.9
Form of Placement Agency Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.10
Amended and Restated Distribution and Servicing Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.11*	Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D34) LLC and the Company, dated May 9, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2024.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer