Form 10-Q
period 2024-06-30
KKR FS Income Trust Select
filed 2024-08-14
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01706
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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2024 was 7,348,463 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$119,830 and $0, respectively)	$120,049	$—
Total investments, at fair value (amortized cost—$119,830 and $0, respectively)	120,049	—
Cash and cash equivalents	72,034	1
Foreign currency (amortized cost—$13 and $0, respectively)	13	—
Receivable for investments sold and repaid	7	—
Income receivable	1,093	—
Expense support receivable	347	—
Prepaid expenses and other assets	98	—
Total assets	$193,641	$1

Liabilities
Payable for investments purchased	$35,590	$—
Shareholders’ distributions payable	1,707	—
Accrued capital gains incentive fee(1)	27	—
Administrative services expense payable	157	—
Distribution/servicing fees payable	64	—
Accrued accounting and administrative fees	10	—
Other accrued expenses and liabilities	98	—
Total liabilities	37,653	—
Commitments and contingencies(2)

Series A Preferred Shares, $0.001 par value, unlimited shares authorized, 515 and 0 shares issued and outstanding, respectively; liquidation preference of $1,545 and $0, respectively	1,439	—

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 6,095,697 and 40 Class S shares issued and outstanding, respectively	61	—
Capital in excess of par value	153,398	1
Retained earnings (accumulated deficit)	1,090	—
Total shareholders’ equity	154,549	1
Total liabilities, preferred shares and shareholders’ equity	$193,641	$1
Net asset value per share of common shares at period end	$25.35	$25.00
_______________
(1)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)See Note 8 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$2,590	$2,695
Fee income	108	137
Dividend income	7	7
Total investment income	2,705	2,839

Operating expenses
Management fees	284	311
Subordinated income incentive fees(1)	340	340
Capital gains incentive fees(1)	13	27
Administrative services expense	139	180
Distribution/servicing fees	112	112
Share transfer agent fees	22	22
Accounting and administrative fees	12	12
Audit expense	77	98
Other general and administrative expenses	97	108
Total operating expenses	1,096	1,210
Management and incentive fee waivers	(624)	(651)
Expense waiver(2)	(347)	(347)
Net expenses	125	212
Net investment income	2,580	2,627

Realized and unrealized gain/loss
Net realized gain (loss) on foreign currency	—	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	113	219
Net change in unrealized appreciation (depreciation) on foreign currency	(5)	(5)
Total net realized and unrealized gain (loss)	108	217
Net increase (decrease) in net assets resulting from operations	$2,688	$2,844

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.65	$1.31
Weighted average shares outstanding	4,076,070	2,130,039
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(2)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operations
Net investment income (loss)	$2,580	$2,627
Net realized gain (loss) on investments and foreign currency	—	3
Net change in unrealized appreciation (depreciation) on investments	113	219
Net change in unrealized appreciation (depreciation) on foreign currency	(5)	(5)
Net increase (decrease) in net assets resulting from operations	2,688	2,844

Shareholder distributions
Distributions to common shareholders	(1,707)	(1,707)
Distributions to preferred shareholders	(46)	(47)
Net decrease in net assets resulting from shareholder distributions	(1,753)	(1,754)

Capital transactions(1)
Issuance of capital	108,458	153,458
Net increase (decrease) in net assets resulting from capital share transactions	108,458	153,458

Total increase (decrease) in net assets	109,393	154,548
Net assets at beginning of period	45,156	1
Net assets at end of period	$154,549	$154,549
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statement of Cash Flows
(in thousands, except share and per share amounts)

Six Months Ended June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,844
Purchases of investments	(119,989)
Proceeds from sales and repayments of investments	171
Net change in unrealized (appreciation) depreciation on investments	(219)
Accretion of discount	(12)
(Increase) decrease in receivable for investments sold and repaid	(7)
(Increase) decrease in income receivable	(1,093)
(Increase) decrease in expense support receivable	(347)
(Increase) decrease in prepaid expenses and other assets	(98)
Increase (decrease) in payable for investments purchased	35,590
Increase (decrease) in accrued capital gains incentive fee	27
Increase (decrease) in administrative services expense payable	157
Increase (decrease) in distribution/servicing fees payable	64
Increase (decrease) in accrued accounting and administrative fees	10
Increase (decrease) in other accrued expenses and liabilities	98
Net cash provided by (used in) operating activities	(82,804)
Cash flows from financing activities
Issuance of capital	153,458
Issuance of preferred shares	1,439
Distributions to preferred shareholders	(47)
Net cash provided by (used in) financing activities	154,850
Total increase (decrease) in cash	72,046
Cash and foreign currency at beginning of period	1
Cash and foreign currency at end of period	$72,047

See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments
As of June 30, 2024
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—72.3%
Advanced Dermatology & Cosmetic Surgery	(g)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$4,145	$4,145	$4,133
Affordable Care Inc	(g)	Health Care Equipment & Services	SF+550	0.8%	8/2/28	8,291	8,308	8,291
Alera Group Intermediate Holdings Inc	(g)	Insurance	SF+525	0.8%	10/2/28	8,291	8,307	8,335
Amerivet Partners Management Inc		Health Care Equipment & Services	SF+525	0.8%	2/25/28	6,633	6,633	6,633
Ardonagh Group Ltd/The	(h)	Insurance	SF+475	0.5%	2/17/31	1,063	1,048	1,052
Ardonagh Group Ltd/The	(f)(h)	Insurance	SF+475	0.5%	2/17/31	98	97	97
Cadence Education LLC		Consumer Services	SF+500	0.8%	5/1/31	2,301	2,290	2,290
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/30	353	353	352
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	600	600	597
Community Brands Inc		Software & Services	SF+550	0.8%	2/24/28	4,145	4,139	4,145
CSafe Global	(g)	Transportation	SA+575	0.8%	12/14/28	£969	1,225	1,235
CSafe Global	(g)	Transportation	SF+575	0.8%	12/14/28	$6,948	6,950	7,004
CSafe Global	(g)	Transportation	SF+575	0.8%	3/8/29	230	231	230
CSafe Global	(f)(g)	Transportation	SF+575	0.8%	12/14/28	294	292	296
CSafe Global	(f)(g)	Transportation	SF+575	0.8%	3/8/29	489	489	489
Dental365 LLC		Health Care Equipment & Services	SF+525	0.8%	8/5/28	3,205	3,205	3,189
Dental365 LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	752	752	749
Dental365 LLC	(f)	Health Care Equipment & Services	SF+575	0.8%	8/5/28	2,034	2,034	2,024
DuBois Chemicals Inc		Materials	SF+475	0.8%	6/13/31	4,496	4,474	4,474
DuBois Chemicals Inc	(f)	Materials	SF+500	0.8%	6/13/31	752	752	748
DuBois Chemicals Inc	(f)	Materials	SF+500	0.8%	6/13/31	752	752	752
Excelitas Technologies Corp	(g)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	5,473	5,533	5,476
Galway Partners Holdings LLC	(g)	Insurance	SF+525	0.8%	9/30/27	86	87	86
Galway Partners Holdings LLC	(g)	Insurance	SF+525	0.8%	9/29/28	6,190	6,197	6,190
Galway Partners Holdings LLC	(f)(g)	Insurance	SF+525	0.8%	9/30/27	542	542	542
Gigamon Inc		Software & Services	SF+575	1.0%	3/9/29	4,145	4,145	4,145
Insightsoftware.Com Inc		Software & Services	SF+525	1.0%	5/25/28	30	30	30
Insightsoftware.Com Inc		Software & Services	SF+525	1.0%	5/25/28	100	100	101
Insightsoftware.Com Inc		Software & Services	SF+525	0.8%	5/25/28	47	47	47
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	193	193	193
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	0.8%	5/25/28	841	841	844
Integrity Marketing Group LLC	(g)	Insurance	SF+605	0.8%	8/27/26	1,025	1,031	1,025
Integrity Marketing Group LLC	(g)	Insurance	SF+605	1.0%	8/27/26	4,465	4,492	4,465
Integrity Marketing Group LLC	(g)	Insurance	SF+602	0.8%	8/27/26	780	784	780
Karman Space Inc		Capital Goods	SF+625	2.0%	12/21/25	4,278	4,213	4,299
Model N Inc		Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	4,570	4,547	4,547
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Model N Inc	(f)	Software & Services	SF+500	0.8%	6/27/31	$497	$497	$497
Model N Inc	(f)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	933	933	928
OEConnection LLC	(g)	Software & Services	SF+525	0.8%	4/22/31	3,690	3,671	3,692
OEConnection LLC	(f)(g)	Software & Services	SF+525	0.8%	4/22/31	400	400	400
OEConnection LLC	(f)(g)	Software & Services	SF+525	0.8%	4/22/31	641	640	641
PSC Group		Transportation	SF+525	0.8%	4/3/30	13	13	13
PSC Group		Transportation	SF+525	0.8%	4/3/31	570	565	572
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30	89	89	89
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/31	231	231	231
Rockefeller Capital Management LP	(h)	Financial Services	SF+500	0.5%	4/4/31	1,362	1,349	1,362
RSC Insurance Brokerage Inc		Insurance	SF+550	0.8%	11/1/29	2,175	2,185	2,175
RSC Insurance Brokerage Inc		Insurance	SF+550	0.8%	11/1/29	1,981	1,991	1,981
STV Group Inc	(g)	Capital Goods	SF+500	0.8%	3/20/30	25	23	25
STV Group Inc	(g)	Capital Goods	SF+500	0.8%	3/20/31	1,724	1,704	1,717
STV Group Inc	(f)(g)	Capital Goods	SF+500	0.8%	3/20/30	321	321	320
STV Group Inc	(f)(g)	Capital Goods	SF+500	0.8%	3/20/31	494	492	492
Turnpoint Services Inc		Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	4,550	4,505	4,505
Turnpoint Services Inc	(f)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	558	558	558
Turnpoint Services Inc	(f)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	892	892	883
VetCor Professional Practices LLC		Health Care Equipment & Services	SF+575	0.8%	8/31/29	2,811	2,811	2,811
Wealth Enhancement Group LLC	(h)	Financial Services	SF+550	1.0%	10/4/27	4,690	4,690	4,690
Wealth Enhancement Group LLC	(f)(h)	Financial Services	SF+550	1.0%	10/4/27	298	298	298
Woolpert Inc	(g)	Capital Goods	SF+500	1.0%	4/5/29	186	188	184
Woolpert Inc	(g)	Capital Goods	SF+500	1.0%	4/5/30	5,960	5,976	5,901
Woolpert Inc	(f)(g)	Capital Goods	SF+500	1.0%	4/5/29	742	742	735
Woolpert Inc	(f)(g)	Capital Goods	SF+500	1.0%	4/5/30	1,855	1,840	1,837
Total Senior Secured Loans—First Lien							127,462	127,422
Unfunded Loan Commitments							(15,651)	(15,651)
Net Senior Secured Loans—First Lien							111,811	111,771

Asset Based Finance—5.4%
Auxilior Capital Partners Inc, Preferred Equity		Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	—	800	800
Pretium Partners LLC P1, Structured Mezzanine	(h)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	6,045	5,773	6,032
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(h)	Real Estate Management & Development	3.4%		7/9/29	1,875	1,446	1,446
Total Asset Based Finance							8,019	8,278
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TOTAL INVESTMENTS—77.7%							$119,830	$120,049
OTHER ASSETS IN EXCESS OF LIABILITIES AND PREFERRED SHARES—22.3%								34,500
NET ASSETS—100.0%								$154,549
________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33% and the Sterling Interbank Financing Rate, or SONIA or “SA”, was 5.13%.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 7 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).
(f)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(g)Position or portion thereof unsettled as of June 30, 2024.
(h)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, 92.5% of the Company’s total assets represented qualifying assets.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from April 19, 2023 (date of formation) to December 31, 2023 included in Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2024, or the Form 10. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities is derived from the Company’s audited financial statements as of and for the period ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of the Class S common shares of beneficial interest, or the Common Shares, or the Class S shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the Statement of Assets and Liabilities and eligible to be amortized over a twelve-month period.
As of June 30, 2024 and December 31, 2023, the Adviser has paid $1,846 and $1,026, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.

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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2024, the Company recognized $114 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2024:

	Six Months Ended June 30,
	2024
	Shares	Amount
Gross Proceeds from Offering	6,095,657	$153,458
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
As of June 30, 2024, the Company has issued 6,095,697 Class S shares in the Private Offering for gross proceeds of $153,459. Of the 6,095,697 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of June 30, 2024, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2024, the Company issued 6,095,657 Class S shares for gross proceeds of $153,458 at an average price per share of $25.17. During the period from July 1, 2024 to July 31, 2024, the Company issued 1,252,766 Class S shares for gross proceeds of $31,757 at an average price per share of $25.35. The gross proceeds received during the period from July 1, 2024 to July 31, 2024, include reinvested shareholder distributions of  $652 for which the Company issued 25,730 Class S shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ending September 30, 2024, the Company intends to commence a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying unaudited statement of assets and liabilities due to certain redemption features that are not solely within the Company’s control.

Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through March 31, 2025.
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
Distribution/Servicing Fees
The Company has entered into a placement agent agreement, as amended and supplemented from time to time, or a Placement Agent Agreement, and, together, the Placement Agent Agreements, with each of KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Private Offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company pays the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class S shares equal to 0.85% per annum of the NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agents pursuant to the Company’s amended and restated distribution and servicing plan, or the Distribution and Servicing Plan. In addition, the Company will pay to the Placement Agents all front-end sales charges, if any, on purchases of Common Shares sold subject to such charges as described in the private placement memorandum, as amended from time to time, relating to the Private Offering.
The distribution and servicing expenses borne by participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. The Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and its Distribution and Servicing Plan, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
The Board, including a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the three and six months ended June 30, 2024:

			Three Months Ended	Six Months Ended
Related Party			June 30,	June 30,
	Source Agreement	Description	2024	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$284	$311
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$13	$27
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$340	$340
The Adviser	Administration agreement	Administrative Services Expenses(4)	$139	$180
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of June 30, 2024, no management fees were payable to the Adviser.
(2)During the six months ended June 30, 2024, the Company accrued capital gains incentive fees of  $27 based on the performance of its portfolio, all of which was based on unrealized appreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of June 30, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the six months ended June 30, 2024, $177 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $16 for the six months ended June 30, 2024. The Company paid $23 in administrative services expenses to the Adviser during the six months ended June 30, 2024.
(5)Represents the distribution/servicing fees retained by the Placement Agents and not re-allowed to selected broker-dealers or financial representatives.
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

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
As of June 30, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2024, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2024 and the period ended December 31, 2023, the Adviser has agreed to pay $347 and $0, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of June 30, 2024, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.
The following table reflects the amounts paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024	$—	$—
June 30, 2024	0.28	1,707
Total	$0.28	$1,707
On June 11, 2024, the Company’s Board declared a monthly cash distribution of $0.20 per Common Share, which was paid on July 29, 2024 to shareholders of record as of the close of business on June 28, 2024. Additionally, on June 11, 2024, the Company’s Board declared a special cash distribution of $0.08 per Common Share, which was paid on July 29, 2024 to shareholders of record as of the close of business on June 28, 2024. Shareholders received the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.

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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2024:

Six Months Ended June 30,
2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	1,707	100%
Short-term capital gains proceeds from the sale of assets	—	—
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$1,707	100%
________________
(1)During the six months ended June 30, 2024, 99.6% of the Company’s gross investment income was attributable to cash income earned and 0.4% was attributable to non-cash accretion of discount.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of June 30, 2024, the Company’s gross unrealized appreciation on a tax basis was $746. As of June 30, 2024, the Company’s gross unrealized depreciation on a tax basis was $532.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $119,830 as of June 30, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $219 as of June 30, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024:

	June 30, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$111,811	$111,771	93.1%
Asset Based Finance	8,019	8,278	6.9%
Total	$119,830	$120,049	100.0%
________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
As of June 30, 2024, the Company did not hold investments in portfolio companies of which it is deemed to “control” or deemed to be an “affiliated person” but is not deemed to “control.”
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $15,630 and unfunded equity/other commitments of $11,286. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited schedule of investments as of June 30, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024:

	June 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$16,594	13.8%
Consumer Services	2,286	1.9%
Equity Real Estate Investment Trusts (REITs)	6,032	5.0%
Financial Services	6,852	5.7%
Health Care Equipment & Services	25,044	20.9%
Insurance	26,088	21.7%
Materials	4,470	3.7%
Real Estate Management & Development	1,446	1.2%
Software & Services	16,705	13.9%
Technology Hardware & Equipment	5,476	4.6%
Transportation	9,056	7.6%
Total	$120,049	100.0%

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
As of June 30, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2024
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	1,446
Level 3—Significant unobservable inputs	118,603
$120,049
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
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of June 30, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$—	$—	$—
Accretion of discount (amortization of premium)	12	—	12
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	(40)	259	219
Purchases	111,970	6,573	118,543
Paid-in-kind interest	—	—	—
Sales and repayments	(171)	—	(171)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$111,771	$6,832	$118,603
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(40)	$259	$219
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2024 were as follows:

Type of Investment	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$98,263	Discounted Cash Flow	Discount Rate	9.5% - 11.5% (10.2%)	Decrease
	13,508	Cost
Asset Based Finance	6,832	Discounted Cash Flow	Discount Rate	8.3% - 16.0% (9.2%)	Decrease
Total	$118,603
________________
(1)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 8. Commitments and Contingencies
On May 9, 2024, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition.
During the six months ended June 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $29,302 from the Financing Provider. As of June 30, 2024, $26,715 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from July 1, 2024 through August 9, 2024, the Company purchased investments, including unfunded commitments, with a cost of $34,583 from the Financing Provider.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies (continued)
As of June 30, 2024, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Ardonagh Group Ltd/The	$97
Cadence Education LLC	353
Cadence Education LLC	600
CSafe Global	292
CSafe Global	489
Dental365 LLC	752
Dental365 LLC	2,034
DuBois Chemicals Inc	752
DuBois Chemicals Inc	752
Galway Partners Holdings LLC	542
Insightsoftware.Com Inc	193
Insightsoftware.Com Inc	841
Model N Inc	497
Model N Inc	933
OEConnection LLC	400
OEConnection LLC	640
PSC Group	89
PSC Group	231
STV Group Inc	321
STV Group Inc	492
Turnpoint Services Inc	558
Turnpoint Services Inc	892
Wealth Enhancement Group LLC	298
Woolpert Inc	742
Woolpert Inc	1,840
Total	$15,630
Unfunded Equity/Other commitments	$11,286
____________________
(1)May be commitments to one or more entities affiliated with the named company.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies (continued)
As of June 30, 2024, the Company’s debt commitments are comprised of $5,986 revolving credit facilities and $9,644 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(38).
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding as at June 30, 2024 and December 31, 2023.
Note 9. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$25.00
Results of operations(2)
Net investment income (loss)	1.23
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.60)
Net increase (decrease) in net assets resulting from operations	0.63
Shareholder distributions(3)
Distributions from net investment income	(0.28)
Net decrease in net assets resulting from shareholder distributions	(0.28)
Capital share transactions
Issuance of Common Shares(4)	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Net asset value, end of period	$25.35
Shares outstanding, end of period	6,095,697
Total return based on net asset value(5)	2.52%
Ratio/Supplemental Data:
Net assets, end of period	$154,549
Ratio of net investment income to average net assets(6)	9.59%
Ratio of total operating expenses to average net assets(6)	4.37%
Ratio of waived expenses to average net assets(6)	(3.65)%
Ratio of net operating expenses to average net assets(6)	0.72%
Portfolio turnover(7)	0.26%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,439
Asset coverage per unit(8)	108.40
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

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the six months ended June 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Ratio of accrued capital gains incentive fees to average net assets	0.05%
(7)Portfolio turnover for the six months ended June 30, 2024 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 10. Subsequent Events
Distributions
On July 11, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about August 28, 2024 to shareholders of record as of the close of business on July 31, 2024. Additionally, on July 31, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about September 26, 2024 to shareholders of record as of the close of business on August 30, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2024, the Company issued and sold 1,227,036 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $31,105.
On August 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $42,120. The final number of Common Shares issued as of August 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2024.
Series A Preferred Shares
The Company redeemed all of its issued and outstanding shares of the Series A Preferred Shares on August 1, 2024, or the Redemption Date. In accordance with the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares, the shares of Series A Preferred Shares were redeemed at a price equal to $3,000 per share, plus all accrued and unpaid dividends thereon to and including the Redemption Date and a $300 redemption premium per share.
Senior Secured Revolving Credit Facility
On July 2, 2024, the Company entered into a senior secured revolving credit agreement, or the Senior Secured Revolving Credit Facility, by and among the Company, as borrower, ING Capital LLC, as administrative agent, in such capacity, or the Administrative Agent, and the financial institutions party thereto, as lenders and issuing banks. The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $50,000, with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $250,000. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit up to the aggregate amount of commitments then available to be drawn thereunder and swingline loans in an aggregate principal amount at any time outstanding that will not exceed $10,000.
Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of July 2, 2028, or the Commitment Termination Date, and the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on July 2, 2029. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.125%, or the

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Subsequent Events (continued)
prime rate plus 1.125%. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus 2.125%.
During the period commencing on July 2, 2024 and ending on the earlier of the Commitment Termination Date and the date of termination of the revolving commitments under the Senior Secured Revolving Credit Facility, the Company will pay a commitment fee of 0.375% per annum (based on the immediately preceding quarter’s average usage) on the daily unused amount of the commitments then available thereunder. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the Company’s request under the Senior Secured Revolving Credit Facility.
In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.
The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets and certain of the Company’s subsidiaries thereunder.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of June 30, 2024, the Company had incurred organizational and offering expenses of $760 and $1,086, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement Agreement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the six months ended June 30, 2024 and the period ended December 31, 2023, the Adviser has agreed to pay $347 and $0, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2024:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2024	June 30, 2024
Purchases	$70,879	$119,989
Sales and Repayments	(161)	(171)
Net Portfolio Activity	$70,718	$119,818

	For the Three Months Ended				For the Six Months Ended
	June 30, 2024				June 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$62,860	89%	$161	100%	$111,970	93%	$171	100%
Asset Based Finance	8,019	11%	—	—	8,019	7%	—	—
Total	$70,879	100%	$161	100%	$119,989	100%	$171	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2024:

	June 30, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$111,811	$111,771	93.1%
Asset Based Finance	8,019	8,278	6.9%
Total	$119,830	$120,049	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2024:

June 30, 2024
Number of Portfolio Companies	29
% of Direct Originations in Investment Portfolio	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	94.3%
% Fixed Rate Debt Investments (based on fair value)(1)	5.7%
% Other Income Producing Investments (based on fair value)(2)	—
% Non-Income Producing Investments (based on fair value)	—
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	10.8%
Weighted Average Annual Yield on All Debt Investments(4)	10.8%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
For the six months ended June 30, 2024, our total return based on NAV was 2.52%. See footnote 5 to the table included in Note 9 to our unaudited financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024:

	June 30, 2024
	(Unaudited)
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$16,594	13.8%
Consumer Services	2,286	1.9%
Equity Real Estate Investment Trusts (REITs)	6,032	5.0%
Financial Services	6,852	5.7%
Health Care Equipment & Services	25,044	20.9%
Insurance	26,088	21.7%
Materials	4,470	3.7%
Real Estate Management & Development	1,446	1.2%
Software & Services	16,705	13.9%
Technology Hardware & Equipment	5,476	4.6%
Transportation	9,056	7.6%
Total	$120,049	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2024:

	June 30, 2024
Investment Rating	Fair Value	Percentage of Portfolio
1	$120,049	100.0%
2	—	—
3	—	—
4	—	—
Total	$120,049	100.0%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Revenues
Our investment income for the three and six months ended June 30, 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$2,590	95.7%	$2,695	94.9%
Fee income	108	4.0%	137	4.8%
Dividend income	7	0.3%	7	0.3%
Total investment income(1)	$2,705	100.0%	$2,839	100.0%
___________
(1)Such revenues represent $2,694 and $2,828 of cash income earned as well as $11 and $11 in non-cash portions relating to accretion of discount for the three and six months ended June 30, 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

Expenses
Our operating expenses for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Management fees	$284	$311
Subordinated income incentive fees	340	340
Capital gains incentive fees	13	27
Administrative services expenses	139	180
Distribution/servicing fees	112	112
Share transfer agent fees	22	22
Accounting and administrative fees	12	12
Audit expense	77	98
Other expenses	97	108
Total operating expenses	1,096	1,210
Management and incentive fee waivers	(624)	(651)
Expense waiver	(347)	(347)
Net operating expenses	$125	$212
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Ratio of operating expenses to average net assets	1.05%	2.21%
Ratio of expense waivers to average net assets(1)	(0.93)%	(1.82)%
Ratio of net operating expenses to average net assets	0.12%	0.39%
Ratio of net incentive fees to average net assets(1)	0.01%	0.05%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.11%	0.34%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
Net Investment Income
Our net investment income totaled $2,580 ($0.63 per share) for the three months ended June 30, 2024 and $2,627 ($1.23 per share) for the six months ended June 30, 2024.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Net realized gain (loss) on investments(1)	$—	$—
Net realized gain (loss) on foreign currency	—	3
Total net realized gain (loss)	$—	$3
______________
(1)We sold investments and received principal repayments of $0 and $161, respectively, during the three months ended June 30, 2024. We sold investments and received principal repayments of $0 and $171, respectively, during the six months ended June 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Net change in unrealized appreciation (depreciation) on investments	$113	$219
Net change in unrealized gain (loss) on foreign currency	(5)	(5)
Total net change in unrealized appreciation (depreciation)	$108	$214
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024, the net increase in net assets resulting from operations was $2,688 ($0.65 per share). For the six months ended June 30, 2024, the net increase in net assets resulting from operations was $2,844 ($1.31 per share).
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
As of June 30, 2024, we had received capital commitments of $60,000 from investors in the Private Offering, and have called an aggregate of $60,000 in capital contributions in exchange for 2,393,528 in Class S shares in connection with such commitments.
As of June 30, 2024, we had $72,047 in cash and foreign currency, which we held in custodial accounts. As of June 30, 2024, we had unfunded debt investments with aggregate unfunded commitments of $15,630 and unfunded equity/other commitments of $11,286. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of June 30, 2024, our asset coverage ratio as calculated under the 1940 Act was 10,840%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024	$—	$—
June 30, 2024	0.28	1,707
Total	$0.28	$1,707
See Note 5 to our unaudited financial statements included herein for additional information regarding our distributions.

Recent Developments
Distributions
On July 11, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about August 28, 2024 to shareholders of record as of the close of business on July 31, 2024. Additionally, on July 31, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about September 26, 2024 to shareholders of record as of the close of business on August 30, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company's distribution reinvestment plan.
Private Offering Closings
On July 1, 2024, we issued and sold 1,227,036 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $31,105.
On August 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $42,120. The final number of Common Shares issued as of August 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2024.
Series A Preferred Shares
The Company redeemed all of its issued and outstanding shares of the Series A Preferred Shares on August 1, 2024, or the Redemption Date. In accordance with the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares, the shares of Series A Preferred Shares were redeemed at a price equal to $3,000 per share, plus all accrued and unpaid dividends thereon to and including the Redemption Date and a $300 redemption premium per share.
Senior Secured Revolving Credit Facility
On July 2, 2024, we entered into the Senior Secured Revolving Credit Facility, by and among us, as borrower, ING Capital LLC, as Administrative Agent, and the financial institutions party thereto, as lenders and issuing banks. The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $50,000, with an option for us to request, at one or more times, that existing and/or new lenders, at their election, provide up to $250,000. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit up to the aggregate amount of commitments then available to be drawn thereunder and swingline loans in an aggregate principal amount at any time outstanding that will not exceed $10,000.
For detailed information on the Senior Secured Revolving Credit Facility, see Note 10 to our unaudited financial statements included herein.
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

As of June 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 62.00% of our total assets.
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
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On May 9, 2024, the Company entered into the Cliffwater Facility Agreement with Cliffwater and the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
Subject to satisfaction of the Capital Condition, the Cliffwater Facility Agreement provides that, on or prior to the twenty-four month anniversary of March 29, 2024, or the Scheduled Facility End Date, Cliffwater can require the Company to purchase from the Financing Provider such investments entered into in connection with the Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $600,000, such date, the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Cliffwater Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Cliffwater Facility Agreement by the Scheduled Facility End Date, none of the parties to the Cliffwater Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
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
Unless otherwise agreed to by the Company, Cliffwater and the Financing Provider, each investment transaction under the Cliffwater Facility Agreement is expected to be for portfolio investments with a purchase price of at least $1,000 or, if less, the purchase price of all remaining portfolio investments, including related unfunded commitments, held by the Financing Provider.
The fair value of the loans under the Cliffwater Facility Agreement is not reflected in the purchase price. As such, for loans, to the extent the Company is required to buy a loan from the Financing Provider, the Company bears the risk of the fair value of such loan falling below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider bears the risk of the fair value of such loan falling below such par value. Similarly, for unfunded commitments, to the extent the Company is required to buy an unfunded commitment, it will bear the risk of being required to buy a loan that, upon funding, may be valued below the par value. In contrast, to the extent that the Company is not required to buy a loan, the Financing Provider will bear such risk.
The portfolio investments expected to be purchased by the Company from time to time pursuant to the Cliffwater Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the Cliffwater Facility Agreement and the underwriting standards to be employed by FS/KKR Advisor, LLC, the Company’s investment adviser, on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of June 30, 2024, the conditions precedent to the Company’s obligation to purchase any such investments have not been met. The Company does not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $29,302 from the Financing Provider. As of June 30, 2024, $26,715 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from July 1, 2024 through August 9, 2024, the Company purchased investments, including unfunded commitments, with a cost of $34,583 from the Financing Provider.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 94.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 5.7% were debt investments paying fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(2,844)	(22.0)%
Down 200 basis points	(2,276)	(17.6)%
Down 150 basis points	(1,707)	(13.2)%
Down 100 basis points	(1,138)	(8.8)%
Down 50 basis points	(569)	(4.4)%
Up 50 basis points	569	4.4%
Up 100 basis points	1,138	8.8%
Up 150 basis points	1,707	13.2%
Up 200 basis points	2,276	17.6%
Up 250 basis points	2,844	22.0%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended June 30, 2024, we issued and sold an aggregate of 4,295,015 Class S shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $108.5 million. All offers and sales of Class S shares during the three months ended June 30, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2024.
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
Shareholders may tender all of the Common Shares that they own in connection with any of our quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a shareholder requests to have repurchased. If we do not repurchase the full amount of shares that a shareholder has requested to be repurchased, or we determine not to make repurchases of our shares, such shareholder will likely not be able to dispose of its shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Repurchases of shares from shareholders by the Company will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline.
See Note 3 to our unaudited financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1
Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D34) LLC and the Company, dated May 9, 2024 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on May 15, 2024)

10.2
Senior Secured Revolving Credit Agreement, dated July 2, 2024 by and among KKR FS Income Trust Select, ING Capital LLC, and the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

99.1*	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Shareholder(s)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer