Form 10-Q
period 2024-09-30
KKR FS Income Trust Select
filed 2024-11-13
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 31, 2024 was 11,618,421 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$275,711 and $0, respectively)	$276,920	$—
Controlled/affiliated investments (amortized cost—$554 and $0, respectively)	554	—
Total investments, at fair value (amortized cost—$276,265 and $0, respectively)	277,474	—
Cash and cash equivalents	28,198	1
Foreign currency (amortized cost—$494 and $0, respectively)	497	—
Receivable for investments sold and repaid	23	—
Income receivable	2,316	—
Expense support receivable	662	—
Deferred financing costs	921	—
Prepaid expenses and other assets	86	—
Total assets	$310,177	$1

Liabilities
Payable for investments purchased	$46,025	$—
Unrealized depreciation on foreign currency forward contracts	67	—
Shareholders’ distributions payable	2,875	—
Accrued capital gains incentive fee(1)	138	—
Administrative services expense payable	258	—
Distribution/servicing fees payable	138	—
Accrued accounting and administrative fees	17	—
Interest payable	48	—
Other accrued expenses and liabilities	161	—
Total liabilities	49,727	—
Commitments and contingencies(2)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 10,267,624 and 40 Class S shares issued and outstanding, respectively	103	—
Capital in excess of par value	259,162	1
Retained earnings (accumulated deficit)	1,185	—
Total shareholders’ equity	260,450	1
Total liabilities and shareholders’ equity	$310,177	$1
Net asset value per share of common shares at period end	$25.37	$25.00
_______________
(1)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$5,476	$8,178
Fee income	711	848
Total investment income	6,187	9,026

Operating expenses
Management fees	649	960
Subordinated income incentive fees(1)	727	1,067
Capital gains incentive fees(1)	111	138
Interest expense(2)	96	96
Administrative services expense	267	447
Distribution/servicing fees	349	461
Share transfer agent fees	85	107
Accounting and administrative fees	22	34
Audit expense	100	198
Other general and administrative expenses	188	296
Total operating expenses	2,594	3,804
Management and incentive fee waivers	(1,376)	(2,027)
Expense waiver(3)	(662)	(1,009)
Net expenses	556	768
Net investment income	5,631	8,258

Realized and unrealized gain/loss
Net realized gain (loss) on foreign currency forward contracts	8	8
Net realized gain (loss) on foreign currency	(48)	(45)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	990	1,209
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(67)	(67)
Net change in unrealized appreciation (depreciation) on foreign currency	8	3
Total net realized and unrealized gain (loss)	891	1,108
Net increase (decrease) in net assets resulting from operations	$6,522	$9,366

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.71	$2.07
Weighted average shares outstanding	8,824,096	4,367,721
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statements of Changes in Net Assets
(in thousands, except share and per share amounts)

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operations
Net investment income (loss)	$5,631	$8,258
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(40)	(37)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	923	1,142
Net change in unrealized appreciation (depreciation) on foreign currency	8	3
Net increase (decrease) in net assets resulting from operations	6,522	9,366

Shareholder distributions
Distributions to common shareholders	(6,150)	(7,857)
Distributions to preferred shareholders	(277)	(324)
Net decrease in net assets resulting from shareholder distributions	(6,427)	(8,181)

Capital transactions(1)
Issuance of capital	103,706	257,164
Reinvestment of shareholder distributions	2,100	2,100
Net increase (decrease) in net assets resulting from capital share transactions	105,806	259,264

Total increase (decrease) in net assets	105,901	260,449
Net assets at beginning of period	154,549	1
Net assets at end of period	$260,450	$260,450
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Statement of Cash Flows
(in thousands, except share and per share amounts)

Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(284,290)
Paid-in-kind interest	(186)
Proceeds from sales and repayments of investments	8,297
Net change in unrealized (appreciation) depreciation on investments	(1,209)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	67
Accretion of discount	(86)
Amortization of deferred financing costs	48
(Increase) decrease in receivable for investments sold and repaid	(23)
(Increase) decrease in income receivable	(2,316)
(Increase) decrease in expense support receivable	(662)
(Increase) decrease in prepaid expenses and other assets	(86)
Increase (decrease) in payable for investments purchased	46,025
Increase (decrease) in accrued capital gains incentive fee	138
Increase (decrease) in administrative services expense payable	258
Increase (decrease) in distribution/servicing fees payable	138
Increase (decrease) in accrued accounting and administrative fees	17
Increase (decrease) in interest payable	48
Increase (decrease) in other accrued expenses and liabilities	161
Net cash provided by (used in) operating activities	(224,295)
Cash flows from financing activities
Issuance of capital	257,164
Reinvestment of shareholder distributions	2,100
Distributions to common shareholders	(4,982)
Distributions to preferred shareholders	(324)
Deferred financing costs paid	(969)
Net cash provided by (used in) financing activities	252,989
Total increase (decrease) in cash	28,694
Cash and foreign currency at beginning of period	1
Cash and foreign currency at end of period	$28,695

See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments
As of September 30, 2024
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—90.0%
Advanced Dermatology & Cosmetic Surgery	(g)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$4,135	$4,135	$4,135
Affordable Care Inc		Health Care Equipment & Services	SF+550	0.8%	8/2/28	8,270	8,286	8,238
Alera Group Intermediate Holdings Inc		Insurance	SF+525	0.8%	10/2/28	8,269	8,285	8,319
Amerivet Partners Management Inc		Health Care Equipment & Services	SF+525	0.8%	2/25/28	6,616	6,616	6,616
Ardonagh Group Ltd/The	(h)	Insurance	SF+475	0.5%	2/17/31	683	673	696
Area Wide Protective Inc		Commercial & Professional Services	SF+475	1.0%	12/23/30	801	798	795
Area Wide Protective Inc		Commercial & Professional Services	SF+475	1.0%	12/23/30	2,457	2,446	2,437
Area Wide Protective Inc	(f)	Commercial & Professional Services	SF+475	1.0%	12/23/30	3,685	3,666	3,655
Avetta LLC		Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	4,215	4,174	4,190
Avetta LLC	(f)	Software & Services	SF+450	0.5%	7/26/30	737	737	733
Avetta LLC	(f)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	1,032	1,032	1,026
Cadence Education LLC		Consumer Services	SF+500	0.8%	5/1/31	192	192	192
Cadence Education LLC		Consumer Services	SF+500	0.8%	5/1/31	2,301	2,290	2,304
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/30	353	353	353
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	408	408	408
Carrier Fire Protection		Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	1,950	1,936	1,946
Carrier Fire Protection		Commercial & Professional Services	SF+500	0.5%	7/1/31	79	79	79
Carrier Fire Protection		Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€484	519	538
Carrier Fire Protection	(f)	Commercial & Professional Services	SF+500	0.5%	7/1/31	$438	438	437
Carrier Fire Protection	(f)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	518	514	517
CLEAResult Consulting Inc		Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	10,676	10,569	10,569
CLEAResult Consulting Inc		Commercial & Professional Services	SF+500	0.8%	8/27/31	890	872	881
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	2,669	2,656	2,642
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF+500	0.8%	8/27/31	890	890	881
Community Brands Inc		Software & Services	SF+525	0.8%	7/1/31	5,169	5,123	5,155
Community Brands Inc	(f)	Software & Services	SF+525	0.8%	7/1/31	568	567	566
Community Brands Inc	(f)	Software & Services	SF+525	0.8%	7/1/31	1,456	1,456	1,452
CSafe Global		Transportation	SF+575	0.8%	12/14/28	7,224	7,225	7,296
CSafe Global		Transportation	SA+575	0.8%	12/14/28	£967	1,222	1,309
CSafe Global		Transportation	SF+575	0.8%	3/8/29	$561	562	561
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/29	158	158	158
Dental365 LLC	(g)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	157	155	157
Dental365 LLC	(g)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	9,257	9,254	9,239
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	1,806	1,806	1,802
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	4,389	4,389	4,380
DuBois Chemicals Inc		Materials	SF+475	0.8%	6/13/31	11,324	11,270	11,334
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
DuBois Chemicals Inc	(f)	Materials	SF+475	0.8%	6/13/31	$1,894	$1,888	$1,895
DuBois Chemicals Inc	(f)	Materials	SF+475	0.8%	6/13/31	1,894	1,888	1,894
Excelitas Technologies Corp	(g)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	5,473	5,533	5,471
Galway Partners Holdings LLC	(g)	Insurance	SF+525	0.8%	9/30/27	241	243	241
Galway Partners Holdings LLC		Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	8,109	8,128	8,116
Galway Partners Holdings LLC	(f)(g)	Insurance	SF+525	0.8%	9/30/27	677	677	677
Gigamon Inc		Software & Services	SF+575	1.0%	3/9/29	4,134	4,134	4,134
Insightsoftware.Com Inc		Software & Services	SF+525	1.0%	5/25/28	694	694	694
Insightsoftware.Com Inc		Software & Services	SF+525	1.0%	5/25/28	29	29	29
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	0.8%	5/25/28	293	293	293
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	193	193	193
Integrity Marketing Group LLC	(g)	Insurance	SF+500	0.8%	8/25/28	10,561	10,638	10,561
Karman Space Inc		Capital Goods	SF+625	2.0%	12/21/25	4,248	4,193	4,270
Legends Hospitality LLC		Consumer Services	SF+500, 0.0% PIK (2.8% Max PIK)	0.8%	8/22/31	5,100	5,050	5,049
Legends Hospitality LLC	(f)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	600	600	594
Legends Hospitality LLC	(f)	Consumer Services	SF+500, 0.0% PIK (2.8% Max PIK)	0.8%	8/22/31	300	300	297
MAI Capital Management LLC		Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	4,193	4,172	4,172
MAI Capital Management LLC	(f)	Financial Services	SF+475	0.8%	8/29/31	926	926	922
MAI Capital Management LLC	(f)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	2,464	2,464	2,452
Model N Inc	(g)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	9,635	9,587	9,628
Model N Inc	(f)(g)	Software & Services	SF+500	0.8%	6/27/31	1,049	1,046	1,048
Model N Inc	(f)(g)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	1,966	1,961	1,965
Netsmart Technologies Inc		Health Care Equipment & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.5%	8/23/31	9,927	9,878	9,877
Netsmart Technologies Inc	(f)	Health Care Equipment & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.5%	8/23/31	1,323	1,323	1,317
Netsmart Technologies Inc	(f)	Health Care Equipment & Services	SF+475	0.5%	8/23/31	1,350	1,350	1,343
OEConnection LLC	(g)	Software & Services	SF+525	0.8%	4/22/31	3,681	3,662	3,694
OEConnection LLC	(f)(g)	Software & Services	SF+525	0.8%	4/22/31	400	400	400
OEConnection LLC	(f)(g)	Software & Services	SF+525	0.8%	4/22/31	641	640	643
PSC Group		Transportation	SF+525	0.8%	4/3/30	58	58	58
PSC Group		Transportation	SF+525	0.8%	4/3/31	665	660	667
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30	44	44	44
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/31	136	136	136
Rockefeller Capital Management LP		Financial Services	SF+500	0.5%	4/4/31	1,362	1,349	1,376
RSC Insurance Brokerage Inc		Insurance	SF+475	0.8%	11/1/29	1,976	1,986	1,976
RSC Insurance Brokerage Inc		Insurance	SF+475	0.8%	11/1/29	2,169	2,180	2,169
Service Express Inc	(g)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	12,138	12,078	12,078
Service Express Inc	(f)(g)	Commercial & Professional Services	SF+475	0.5%	8/15/31	1,651	1,646	1,643
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Service Express Inc	(f)(g)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	$2,890	$2,890	$2,876
Spotless Brands LLC		Consumer Services	SF+575	1.0%	7/25/28	24,127	24,127	24,174
Spotless Brands LLC		Consumer Services	SF+575	1.0%	7/25/28	492	492	492
Spotless Brands LLC		Consumer Services	SF+575	1.0%	7/25/28	4,514	4,514	4,523
Spotless Brands LLC	(f)	Consumer Services	SF+575	1.0%	7/25/28	328	328	328
STV Group Inc		Capital Goods	SF+525	0.8%	3/20/30	49	48	49
STV Group Inc		Capital Goods	SF+500	0.8%	3/20/31	1,720	1,700	1,726
STV Group Inc	(f)	Capital Goods	SF+525	0.8%	3/20/30	296	296	296
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/31	494	492	496
Turnpoint Services Inc		Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	5,004	4,958	4,966
Turnpoint Services Inc	(f)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	613	613	609
Turnpoint Services Inc	(f)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	981	981	974
USIC Holdings Inc		Commercial & Professional Services	SF+525	0.8%	9/10/31	782	782	782
USIC Holdings Inc		Commercial & Professional Services	SF+550	0.8%	9/10/31	12,645	12,582	12,582
USIC Holdings Inc		Commercial & Professional Services	SF+550	0.8%	9/10/31	19	19	19
USIC Holdings Inc	(f)	Commercial & Professional Services	SF+550	0.8%	9/10/31	726	726	726
USIC Holdings Inc	(f)	Commercial & Professional Services	SF+525	0.8%	9/10/31	828	828	828
VetCor Professional Practices LLC		Health Care Equipment & Services	SF+575	0.8%	8/31/29	2,804	2,804	2,804
Wealth Enhancement Group LLC		Financial Services	SF+550	1.0%	10/4/28	4,678	4,678	4,699
Wealth Enhancement Group LLC	(f)	Financial Services	SF+550	1.0%	10/4/28	298	298	298
Woolpert Inc	(g)	Capital Goods	SF+500	1.0%	4/5/29	167	170	167
Woolpert Inc	(g)	Capital Goods	SF+500	1.0%	4/5/30	6,241	6,242	6,257
Woolpert Inc	(f)(g)	Capital Goods	SF+500	1.0%	4/5/29	761	761	761
Woolpert Inc	(f)(g)	Capital Goods	SF+500	1.0%	4/5/30	1,559	1,559	1,562
Total Senior Secured Loans—First Lien							280,666	281,006
Unfunded commitments							(46,682)	(46,682)
Net Senior Secured Loans—First Lien							233,984	234,324

Asset Based Finance—16.6%
Auxilior Capital Partners Inc, Preferred Equity		Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	$800	800	811
Discover Financial Services, ABF Equity	(h)(i)(j)	Financial Services				194,087	194	194
Discover Financial Services, Subordinated Loan	(h)(j)	Financial Services	15.0%		9/6/34	$360	360	360
Discover Financial Services, Subordinated Loan	(f)(h)(j)	Financial Services	15.0%		9/6/34	$2,559	2,559	2,559
EFMT 2024-INV1, Term Loan	(e)(h)	Real Estate Management & Development	7.6%		3/25/69	$3,828	3,650	3,740
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
FIGRE Trust 2024-HE3, Term Loan	(e)(h)	Real Estate Management & Development	9.3%		7/25/54	$1,148	$1,153	$1,183
Global Lending Services LLC, ABF Equity	(h)(i)	Financial Services				1,765,150	1,765	1,884
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(h)	Real Estate Management & Development	7.6%		8/25/59	$1,167	1,109	1,109
Homeward Opportunities Fund Trust 2024-RRTL2	(e)(h)	Real Estate Management & Development	9.1%		9/25/39	$4,726	4,726	4,766
Lennar Corp, ABF Equity	(h)	Consumer Durables & Apparel				2,173,102	2,173	2,167
Lennar Corp, Term Loan	(h)	Consumer Durables & Apparel	10.8%		8/30/29	$1,872	1,872	1,872
Lennar Corp, Term Loan	(f)(h)	Consumer Durables & Apparel	10.8%		8/30/29	$892	892	892
LHOME Mortgage Trust 2024-RTL4	(e)(h)	Real Estate Management & Development	9.3%		7/25/39	$4,507	4,507	4,570
Norway_France, ABF Equity	(h)(i)	Financial Services				803,768	894	896
Pretium Partners LLC P1, Structured Mezzanine	(h)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6,203	5,958	6,203
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(h)	Real Estate Management & Development	3.4%		7/17/41	$1,875	1,459	1,519
PRPM 2024-RCF4 LLC, Term Loan	(e)(h)	Real Estate Management & Development	4.0%		7/25/54	$1,688	1,379	1,420
PRPM 2024-RCF5 LLC, Term Loan	(e)(h)	Real Estate Management & Development	4.0%		8/25/54	$2,250	1,888	1,906
Rosemawr Management LLC, Structured Mezzanine		Utilities	7.3%		8/15/54	$392	353	357
Rosemawr Management LLC, Term Loan		Utilities	5.0%		8/15/54	$661	594	604
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(g)(h)	Materials	SF+475	1.0%	1/18/28	$7,561	7,504	7,575
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(g)(h)	Materials	SF+475	1.0%	1/18/28	$7,561	7,504	7,575
Total Asset Based Finance							53,293	54,162
Unfunded Commitments							(11,012)	(11,012)
Net Asset Based Finance							42,281	43,150
TOTAL INVESTMENTS—106.6%							$276,265	277,474
LIABILITIES IN EXCESS OF OTHER ASSETS—(6.6)%								(17,024)
NET ASSETS—100.0%								$260,450
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2024	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	$546	$561	$(15)
EUR	2/19/27	Goldman Sachs Bank USA		€1,000	Sold	1,141	1,150	(9)
GBP	6/10/25	Goldman Sachs Bank USA		£224	Sold	284	299	(15)
GBP	6/10/25	Goldman Sachs Bank USA		£750	Sold	989	1,002	(13)
SEK	3/15/27	Goldman Sachs Bank USA	SEK	2,611	Sold	264	267	(3)
SEK	3/15/27	Goldman Sachs Bank USA	SEK	2,611	Bought	269	267	(2)
SEK	10/2/24	Goldman Sachs Bank USA	SEK	2,611	Sold	258	258	—
SEK	10/2/24	Goldman Sachs Bank USA	SEK	2,611	Bought	268	258	(10)
Total						$4,019	$4,062	$(67)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.59%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.82% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.28%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(f)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(g)Position or portion thereof unsettled as of September 30, 2024.
(h)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company, or BDC, may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2024, 86.4% of the Company’s total assets represented qualifying assets.
(i)Security is non-income producing.
See notes to unaudited financial statements.

KKR FS Income Trust Select
Unaudited Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

(j)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$—	$194	$—	$—	$—	$194	$—	$—	$—
Discover Financial Services, Subordinated Loan	—	360	—	—	—	360	—	—	—
Total	$—	$554	$—	$—	$—	$554	$—	$—	$—
__________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, fee and dividend and other income presented for the full nine months ended September 30, 2024.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from April 19, 2023 (date of formation) to December 31, 2023 included in Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2024, or the Form 10. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 statement of assets and liabilities is derived from the Company’s audited financial statements as of and for the period ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
As of September 30, 2024 and December 31, 2023, the Adviser has paid $2,140 and $1,026, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company has no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors in the monthly closings for the Company’s Private Offering.

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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2024, the Company recognized $608 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2024
	Shares	Amount
Gross Proceeds from Offering	10,184,722	$257,164
Reinvestment of Distributions	82,862	2,100
Share Repurchase Program	—	—
Net Proceeds from Share Transactions	10,267,584	$259,264
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
As of September 30, 2024, the Company has issued 10,267,624 Class S shares in the Private Offering for gross proceeds of $259,265, including Class S shares issued under its distribution reinvestment plan. Of the 10,267,624 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of September 30, 2024, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2024, the Company issued 10,267,584 Class S shares for gross proceeds of $259,264 at an average price per share of $25.25. The gross proceeds received during the nine months ended September 30, 2024 include reinvested shareholder distributions of $2,100 for which the Company issued 82,862 Class S shares under its distribution reinvestment plan. During the period from October 1, 2024 to October 31, 2024, the Company issued 1,350,797 Class S shares for gross proceeds of $34,269 at an average price per share of $25.37. The gross proceeds received during the period from October 1, 2024 to October 31, 2024 include reinvested shareholder distributions of $1,310 for which the Company issued 51,645 Class S shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company has commenced a share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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
The Company did not repurchase any Common Shares under its discretionary share repurchase program during the three and nine months ended September 30, 2024.
Series A Preferred Shares
On March 29, 2024, the Company issued 515 shares of its preferred shares of beneficial interest, or Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $3,000 per share. The Company redeemed all of the issued and outstanding Series A Preferred Shares on August 1, 2024, or the Preferred Shares Redemption Date, at a price equal to $3,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $300 redemption premium per share. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased.
Prior to the redemption of the Series A Preferred Shares, each holder of Series A Preferred Shares was entitled to a liquidation preference of $3,000 per share, or the Liquidation Value, plus additional amounts as set forth in the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. In addition, with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares were senior to all other classes and series of Common Shares, and ranked on parity with any other class or series of Preferred Shares, whether such class or series was existing or was created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares.
Prior to redemption, dividends on each Series A Preferred Share accrued on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including March 29, 2024, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share were redeemed. Dividends accrued whether or not they had been authorized or declared, whether or not the Company had earnings, and whether or not there were funds legally available for payment of dividends.
See the Supplement to the Company’s Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares for more information relating to the Series A Preferred Shares.
The Company classified the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying unaudited statement of assets and liabilities due to certain redemption features that are not solely within the Company’s control.

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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. The Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. The Company may pay for expenses related to its distribution out of its own assets under the Distribution and Servicing Plan outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and its Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the three and nine months ended September 30, 2024:

			Three Months Ended	Nine Months Ended
Related Party			September 30,	September 30,
	Source Agreement	Description	2024	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$649	$960
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$111	$138
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$727	$1,067
The Adviser	Administration agreement	Administrative Services Expenses(4)	$267	$447
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of September 30, 2024, no management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $138 based on the performance of its portfolio, all of which was based on unrealized appreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of September 30, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the nine months ended September 30, 2024, $405 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $42 for the nine months ended September 30, 2024. The Company paid $189 in administrative services expenses to the Adviser during the nine months ended September 30, 2024.
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
As of September 30, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2024, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the nine months ended September 30, 2024 and the period ended December 31, 2023, the Adviser has agreed to pay $1,009 and $0, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of September 30, 2024, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
Total	$1,009

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
Total				$0.96
Subject to applicable legal restrictions and the sole discretion of the Company’s Board, the Company intends to declare and pay regular cash distributions on a monthly basis. From time to time, the Company may also declare and pay special interim distributions in the form of cash or shares of its Common Shares at the discretion of the Company’s Board. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s Board. Shareholders receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s Board.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2024:

Nine Months Ended September 30,
2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	7,857	100%
Short-term capital gains proceeds from the sale of assets	—	—
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$7,857	100%
________________
(1)During the nine months ended September 30, 2024, 97.1% of the Company’s gross investment income was attributable to cash income earned, 0.8% was attributable to non-cash accretion of discount and 2.1% was attributable to paid-in-kind, or PIK, interest.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of September 30, 2024, the Company’s gross unrealized appreciation on a tax basis was $1,667. As of September 30, 2024, the Company’s gross unrealized depreciation on a tax basis was $456.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $276,198 as of September 30, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $1,276 as of September 30, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency transactions.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024:

	September 30, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$233,984	$234,324	84.4%
Asset Based Finance	42,281	43,150	15.6%
Total	$276,265	$277,474	100.0%
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
As of September 30, 2024, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2024, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (j) to the unaudited schedule of investments as of September 30, 2024.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $57,572 and unfunded equity/other commitments of $16,113. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited schedule of investments as of September 30, 2024.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024:

	September 30, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$17,429	6.3%
Commercial & Professional Services	42,616	15.4%
Consumer Durables & Apparel	4,039	1.4%
Consumer Services	36,725	13.2%
Equity Real Estate Investment Trusts (REITs)	6,203	2.2%
Financial Services	14,376	5.2%
Health Care Equipment & Services	41,040	14.8%
Insurance	32,078	11.6%
Materials	18,923	6.8%
Real Estate Management & Development	20,213	7.3%
Software & Services	27,509	9.9%
Technology Hardware & Equipment	5,471	2.0%
Transportation	9,891	3.6%
Utilities	961	0.3%
Total	$277,474	100.0%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the unaudited statements of assets and liabilities held as of September 30, 2024:

Derivative Instrument	Statement Location	September 30, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(67)
Total		$(67)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2024 are in the following locations in the unaudited statements of operations:

Derivative Instrument	Statement Location	Nine Months Ended September 30, 2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$8
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(67)
Total		$(59)

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024:

	As of September 30, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(67)	$—	$—	$—	$(67)
Total	$(67)	$—	$—	$—	$(67)
________________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.
The average notional balance of foreign currency forward contracts during the period from July 12, 2024, the date in which the Company first entered into the foreign currency forward contracts, through September 30, 2024 was $2,597.
Note 8. Fair Value of Financial Instruments
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
As of September 30, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2024
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	20,213
Level 3—Significant unobservable inputs	257,261
$277,474
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2024.
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
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. As of September 30, 2024, the Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$—	$—	$—
Accretion of discount (amortization of premium)	44	28	72
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	340	527	867
Purchases	239,809	24,624	264,433
Paid-in-kind interest	28	158	186
Sales and repayments	(5,897)	(2,400)	(8,297)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$234,324	$22,937	$257,261
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$340	$527	$867
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2024 were as follows:

Type of Investment	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$220,941	Discounted Cash Flow	Discount Rate	7.6% - 10.2% (8.9%)	Decrease
	13,383	Cost
Asset Based Finance	17,448	Discounted Cash Flow	Discount Rate	5.0% - 15.0% (7.6%)	Decrease
	5,489	Cost
Total	$257,261
________________
(1)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $0. As of September 30, 2024, the Company’s asset coverage was 100%.
The following table presents summary information with respect to the Company’s outstanding financing arrangement as of September 30, 2024. For additional information regarding this financing arrangement, see Form 8-K filed with the SEC on July 9, 2024. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2024 are discussed below.

	As of September 30, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$—	$50,000	July 2, 2029
Total			$—	$50,000
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the nine months ended September 30, 2024, the components of total interest expense for the Company’s financing arrangement were as follows:

	Nine Months Ended September 30,
	2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$48	$48	$96
Total	$48	$48	$96
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $0 and 0.38%, respectively. As of September 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 0.38%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2024.
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
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.125%, or the prime rate plus 1.125%. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus 2.125%.
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
In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.
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

Note 10. Commitments and Contingencies
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
During the nine months ended September 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $83,222 from the Financing Provider. As of September 30, 2024, $32,333 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from October 1, 2024 through November 8, 2024, the Company purchased investments, including unfunded commitments, with a cost of $9,101 from the Financing Provider.
As of September 30, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s statement of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Area Wide Protective Inc	$3,666
Avetta LLC	737
Avetta LLC	1,032
Cadence Education LLC	353
Cadence Education LLC	408

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Carrier Fire Protection	$438
Carrier Fire Protection	514
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	890
Community Brands Inc	568
Community Brands Inc	1,455
CSafe Global	158
Dental365 LLC	1,806
Dental365 LLC	4,389
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	1,888
Galway Partners Holdings LLC	677
Insightsoftware.Com Inc	293
Insightsoftware.Com Inc	193
Legends Hospitality LLC	600
Legends Hospitality LLC	300
MAI Capital Management LLC	926
MAI Capital Management LLC	2,464
Model N Inc	1,046
Model N Inc	1,961
Netsmart Technologies Inc	1,323
Netsmart Technologies Inc	1,350
OEConnection LLC	400
OEConnection LLC	640
PSC Group	44
PSC Group	136
Service Express Inc	1,646
Service Express Inc	2,890
Spotless Brands LLC	328
STV Group Inc	296
STV Group Inc	492
Turnpoint Services Inc	613
Turnpoint Services Inc	981
USIC Holdings Inc	726
USIC Holdings Inc	828
Wealth Enhancement Group LLC	298
Woolpert Inc	761
Woolpert Inc	1,559
Asset Based Finance
Discover Financial Services, Subordinated Loan	2,559
Lennar Corp, Term Loan	892
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	7,504
Total	$57,572
Unfunded Equity/Other commitments	$16,113
____________________
(1)May be commitments to one or more entities affiliated with the named company.

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
As of September 30, 2024, the Company’s debt commitments are comprised of $24,348 revolving credit facilities and $33,224 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(25). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2024 and December 31, 2023.
Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$25.00
Results of operations(2)
Net investment income (loss)	1.89
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.56)
Net increase (decrease) in net assets resulting from operations	1.33
Shareholder distributions(3)
Distributions from net investment income	(0.96)
Net decrease in net assets resulting from shareholder distributions	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Net asset value, end of period	$25.37
Shares outstanding, end of period	10,267,624
Total return based on net asset value(5)	5.32%
Ratio/Supplemental Data:
Net assets, end of period	$260,450
Ratio of net investment income to average net assets(6)	9.92%
Ratio of total operating expenses to average net assets(6)	4.50%
Ratio of waived expenses to average net assets(6)	(3.63)%
Ratio of net operating expenses to average net assets(6)	0.87%
Portfolio turnover(7)	6.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$—
Asset coverage per unit(8)	—
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
(5)The total return based on NAV for each period presented was calculated by taking the NAV per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the NAV per share at the beginning of the period. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general

KKR FS Income Trust Select
Notes to Unaudited Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)
economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Ratio of accrued capital gains incentive fees to average net assets	0.12%
Ratio of interest expense to average net assets	0.11%
(7)Portfolio turnover for the nine months ended September 30, 2024 is not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
Note 12. Subsequent Events
Distributions
On October 10, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about November 26, 2024 to shareholders of record as of the close of business on October 31, 2024. Additionally, on November 7, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about December 27, 2024 to shareholders of record as of the close of business on November 29, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2024, the Company issued and sold 1,299,152 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $32,959.
On November 1, 2024, the Company issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $35,830. The final number of Common Shares issued as of November 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2024.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of September 30, 2024, the Company had incurred organizational and offering expenses of $760 and $1,380, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by the Company pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the nine months ended September 30, 2024 and the period ended December 31, 2023, the Adviser has agreed to pay $1,009 and $0, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement.

Fees and Expenses
The following table illustrates the aggregate fees and expenses that the Company expects to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base management fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	3.88%
Distribution fee(6)	0.85%
Organizational and offering costs(7)	0.24%
Other expenses(8)	0.61%
Total annual expenses	6.83%
Waiver of management and subordinated income incentive fees(3)	(0.63)%
Net annual expenses	6.20%
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
(2)Amount assumes that we sell $740.7 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $718.5 million, resulting in estimated average net assets of $619.7 million based on current asset levels. That amount also assumes that we borrow funds of approximately 60% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $740.7 million worth of Class S shares during the following twelve months.
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
(5)We may borrow funds to make investments, including before we have fully invested the initial proceeds of the Private Offering. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders. The figure in the table assumes we borrow for investment purposes an amount of approximately 60% of our average net assets (including such borrowed funds) during such period and that the annual interest rate on the amount borrowed is 6.5%.
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
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $1.5 million if we raise $740.7 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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

Share Class	1 Year	3 Years	5 Years	10 Years
Class S	$898	$2,184	$3,423	$6,327

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2024:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2024	September 30, 2024
Purchases	$164,301	$284,290
Sales and Repayments	(8,126)	(8,297)
Net Portfolio Activity	$156,175	$275,993

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024				September 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$127,839	78%	$5,726	70%	$239,809	84%	$5,897	71%
Asset Based Finance	36,462	22%	2,400	30%	44,481	16%	2,400	29%
Total	$164,301	100%	$8,126	100%	$284,290	100%	$8,297	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2024:

	September 30, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$233,984	$234,324	84.4%
Asset Based Finance	42,281	43,150	15.6%
Total	$276,265	$277,474	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2024:

September 30, 2024
Number of Portfolio Companies	52
% of Direct Originations in Investment Portfolio	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	94.0%
% Fixed Rate Debt Investments (based on fair value)(1)	4.2%
% Other Income Producing Investments (based on fair value)(2)	0.8%
% Non-Income Producing Investments (based on fair value)	1.0%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	10.0%
Weighted Average Annual Yield on All Debt Investments(4)	10.0%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2024.
For the nine months ended September 30, 2024, our total return based on NAV was 5.32%. See footnote 5 to the table included in Note 11 to our unaudited financial statements included herein for information regarding the calculation of our total return based on NAV.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024:

	September 30, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$17,429	6.3%
Commercial & Professional Services	42,616	15.4%
Consumer Durables & Apparel	4,039	1.4%
Consumer Services	36,725	13.2%
Equity Real Estate Investment Trusts (REITs)	6,203	2.2%
Financial Services	14,376	5.2%
Health Care Equipment & Services	41,040	14.8%
Insurance	32,078	11.6%
Materials	18,923	6.8%
Real Estate Management & Development	20,213	7.3%
Software & Services	27,509	9.9%
Technology Hardware & Equipment	5,471	2.0%
Transportation	9,891	3.6%
Utilities	961	0.3%
Total	$277,474	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2024:

	September 30, 2024
Investment Rating	Fair Value	Percentage of Portfolio
1	$273,340	99%
2	4,134	1%
3	—	—
4	—	—
Total	$277,474	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Revenues
Our investment income for the three and nine months ended September 30, 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$5,476	88.5%	$8,178	90.6%
Fee income	711	11.5%	848	9.4%
Total investment income(1)	$6,187	100.0%	$9,026	100.0%
___________
(1)Such revenues represent $5,939 and $8,767 of cash income earned as well as $248 and $259 in non-cash portions relating to accretion of discount and PIK interest for the three and nine months ended September 30, 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

Expenses
Our operating expenses for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Management fees	$649	$960
Subordinated income incentive fees	727	1,067
Capital gains incentive fees	111	138
Interest expense	96	96
Administrative services expenses	267	447
Distribution/servicing fees	349	461
Share transfer agent fees	85	107
Accounting and administrative fees	22	34
Audit expense	100	198
Other expenses	188	296
Total operating expenses	2,594	3,804
Management and incentive fee waivers	(1,376)	(2,027)
Expense waiver	(662)	(1,009)
Net operating expenses	$556	$768
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Ratio of operating expenses to average net assets	1.16%	3.41%
Ratio of expense waivers to average net assets(1)	(0.91)%	(2.72)%
Ratio of net operating expenses to average net assets	0.25%	0.69%
Ratio of net incentive fees and interest expense to average net assets(1)	0.09%	0.21%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.16%	0.48%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
Net Investment Income
Our net investment income totaled $5,631 ($0.64 per share) for the three months ended September 30, 2024 and $8,258 ($1.89 per share) for the nine months ended September 30, 2024.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net realized gain (loss) on investments(1)	$—	$—
Net realized gain (loss) on foreign currency forward contracts	8	8
Net realized gain (loss) on foreign currency	(48)	(45)
Total net realized gain (loss)	$(40)	$(37)
______________
(1)We sold investments and received principal repayments of $0 and $8,126, respectively, during the three months ended September 30, 2024. We sold investments and received principal repayments of $0 and $8,297, respectively, during the nine months ended September 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net change in unrealized appreciation (depreciation) on investments	$990	$1,209
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(67)	(67)
Net change in unrealized gain (loss) on foreign currency	8	3
Total net change in unrealized appreciation (depreciation)	$931	$1,145
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2024, the net increase in net assets resulting from operations was $6,522 ($0.71 per share). For the nine months ended September 30, 2024, the net increase in net assets resulting from operations was $9,366 ($2.07 per share).
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
As of September 30, 2024, we had received capital commitments of $60,000 from investors in the Private Offering, and have called an aggregate of $60,000 in capital contributions in exchange for 2,393,528 in Class S shares in connection with such commitments.
As of September 30, 2024, we had $28,695 in cash and foreign currency, which we held in custodial accounts, and $50,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2024, we had unfunded debt investments with aggregate unfunded commitments of $57,572 and unfunded equity/other commitments of $16,113. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of the Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We have established credit facilities and other financing arrangements, and intend to establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses.
Asset Coverage
Under the provisions of the 1940 Act, following approval from our initial shareholders of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act on February 21, 2024, which approval became effective on February 22, 2024, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.
As of September 30, 2024, the aggregate amount outstanding of the senior securities issued by us was $0. As of September 30, 2024, our asset coverage ratio as calculated under the 1940 Act was 100%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangement as of September 30, 2024:

	As of September 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$—	$50,000	July 2, 2029
Total			$—	$50,000
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
See Note 9 to our unaudited financial statements included herein for additional information regarding our financing arrangements.
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
Subject to applicable legal restrictions, and to the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares. We intend to make monthly distributions to holders of our Common Shares and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
The IRS currently requires that a RIC has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, while our Preferred Shares were outstanding, we allocated capital gain dividends, if any, between our Common Shares and Preferred Shares in proportion to the total dividends paid to each class with respect to such tax year.
Prior to the redemption of all of our issued and outstanding Series A Preferred Shares on August 1, 2024, we paid dividends and distributions to our preferred shareholders semi-annually on or before June 30 and December 31 of each year.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

The following table reflects the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
Total				$0.96
See Note 5 to our unaudited financial statements included herein for additional information regarding our distributions.

Recent Developments
Distributions
On October 10, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about November 26, 2024 to shareholders of record as of the close of business on October 31, 2024. Additionally, on November 7, 2024, the Board declared a distribution of $0.20 per Common Share, payable on or about December 27, 2024 to shareholders of record as of the close of business on November 29, 2024. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2024, we issued and sold 1,299,152 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 22, 2024) pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $32,959.
On November 1, 2024, we issued and sold Common Shares in the Private Offering pursuant to subscription agreements entered into with the participating investors for aggregate consideration of $35,830. The final number of Common Shares issued as of November 1, 2024 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2024.

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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 89.46% of our total assets.

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
See Note 8 to our unaudited financial statements included herein for additional information regarding the fair value of our financial instruments.
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
Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2024.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we had off-balance sheet arrangements with the Financing Provider under the Cliffwater Facility Agreement, as described below.
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
As of September 30, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the nine months ended September 30, 2024, the Company purchased investments, including unfunded commitments, with a cost of $83,222 from the Financing Provider. As of September 30, 2024, $32,333 of these purchases are included in payable for investments purchased in the statement of assets and liabilities. For the period from October 1, 2024 through November 8, 2024, the Company purchased investments, including unfunded commitments, with a cost of $9,101 from the Financing Provider.
As of November 8, 2024, there were 14 loans with an aggregate commitment par value of $46,827, inclusive of $7,637 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 94.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 4.2% were debt investments paying fixed interest rates, 0.8% were other income producing investments and the remaining 1.0% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
Pursuant to the terms of the Senior Secured Revolving Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(6,441)	$—	$(6,441)	(24.2)%
Down 200 basis points	(5,152)	—	(5,152)	(19.4)%
Down 150 basis points	(3,864)	—	(3,864)	(14.5)%
Down 100 basis points	(2,576)	—	(2,576)	(9.7)%
Down 50 basis points	(1,288)	—	(1,288)	(4.8)%
Up 50 basis points	1,288	—	1,288	4.8%
Up 100 basis points	2,576	—	2,576	9.7%
Up 150 basis points	3,864	—	3,864	14.5%
Up 200 basis points	5,152	—	5,152	19.4%
Up 250 basis points	6,441	—	6,441	24.2%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2024 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2024				Economic Hedging As of September 30, 2024
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£912	$1,222	$1,309	$131	£912	$1,222
Euros	€1,268	1,413	1,434	143	€1,268	1,413
Total		$2,635	$2,743	$274		$2,635
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of September 30, 2024, the net contractual amount of our foreign currency forward contracts totaled $2,635, all of which related to hedging of our foreign currency denominated debt investments.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
During the three months ended September 30, 2024, we issued and sold an aggregate of 4,089,064 Class S shares pursuant to subscription agreements entered into with participating investors for aggregate consideration of $103.7 million. All offers and sales of Class S shares during the three months ended September 30, 2024 were conducted in connection with the Private Offering in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. We relied, in part, upon representations from each participating investor in the relevant subscription agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
Common Shares Discretionary Repurchase Program
Beginning with the quarter ended September 30, 2024, we have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
On September 3, 2024, we commenced a tender offer (the “September 2024 Tender Offer”) pursuant to which we offered to repurchase up to 304,785 Common Shares tendered prior to 11:59 p.m., E.T. on September 30, 2024 (the “September 2024 Tender Offer Expiration Date”). There were no Common Shares validly tendered by shareholders prior to the September 2024 Tender Offer Expiration Date.
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
September 3, 2024	September 30, 2024	—	—	—
See Note 3 to our unaudited financial statements included herein for more information regarding our discretionary share repurchase program.
Series A Preferred Shares Redemption
We redeemed all 515 of our issued and outstanding Series A Preferred Shares on August 1, 2024 at a price equal to $3,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $300 redemption premium per share, pursuant to the terms of the Supplement to our Second Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased.
See Note 3 to our unaudited financial statements included herein for more information regarding the Series A Preferred Shares.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of October 31, 2024, the beneficial ownership of the Company’s current trustees, executive officers, each person known to the Company to beneficially own more than 5% of the outstanding Common Shares, and all of the Company’s executive officers and trustees as a group. With respect to persons known to us to beneficially own more than 5% of the outstanding Common Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our trustees or executive officers are deemed to beneficially own Common Shares.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of October 31, 2024.

Shares Beneficially Owned as of October 31, 2024
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
More than 5% Owners:
Cliffwater Corporate Lending Fund(3)	992,566	9%
KKR Alternative Assets LLC(4)	1,000,687	9%

Interested Trustees:
Michael C. Forman(5)	400,315	3%
Daniel Pietrzak	—	—

Independent Trustees:
Barbara Adams	—	—
Brian R. Ford	—	—
Michael J. Hagan	—	—
Jeffrey K. Harrow	—	—
Jerel A. Hopkins	—	—
James H. Kropp	—	—
Richard I. Goldstein	—	—
Osagie Imasogie	—	—
Elizabeth J. Sandler	—	—

Executive Officers:
Brian Gerson	—	—
Steven Lilly	—	—
Stephen S. Sypherd	—	—
William Goebel	—	—
James F. Volk	—	—
All Trustees and Executive Officers as a Group (16 persons)	400,315	3%
_______________
(1)The address for each of the trustees and executive officers set forth above is c/o KKR FS Income Trust Select, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)Based on a total of 11,618,421 shares issued and outstanding as of October 31, 2024.
(3)Based on a Schedule 13G filed with the SEC on April 9, 2024, Cliffwater Corporate Lending Fund (“CCLF”), a statutory trust organized under the laws of the state of Delaware, its investment adviser, Cliffwater LLC (“Cliffwater”), a Delaware limited liability company, and Stephen Nesbitt, the Chief Executive Officer of Cliffwater (collectively, with CCLF and Cliffwater, the “Cliffwater Persons”), share voting and dispositive power over the listed Common Shares.
The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292.
Pursuant to a Fund of Funds Investment Agreement, dated as of March 27, 2024, by and between CCLF and the Company, which provided for the acquisition of the Common Shares by CCLF in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, CCLF has waived its right to vote or cause to be voted any “voting rights” that CCLF has in respect of such number of Common Shares held by CCLF, directly or indirectly, that equals or exceeds 5.00% of the then-outstanding Common Shares.
(4)The listed Common Shares are held by KKR Alternative Assets LLC. KKR Group Assets Holdings II L.P. is the sole member of KKR Alternative Assets LLC. KKR Group Assets II GP LLC is the general partner of KKR Group Assets Holdings II L.P. KKR Group Partnership L.P. is the sole member of KKR Group Assets II GP LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR Group Co. Inc. is the sole shareholder of KKR Group Holdings Corp. KKR & Co. Inc. is the sole shareholder of KKR Group Co. Inc. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Messrs. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. Each of the foregoing persons in this footnote 4 disclaims beneficial ownership of the Common Shares listed herein, except to the extent of such person’s pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of any of the reported shares for purposes of Section 16 of the Exchange Act or for any other purpose.
The address of KKR Alternative Assets LLC is 30 Hudson Yards, Suite 7500, New York, NY 10001.
(5)The listed Common Shares are owned directly by FSH Seed Capital Vehicle I LLC (the “Seed Vehicle”), which is a wholly-owned subsidiary of Franklin Square Holdings, L.P. (“FSH”) (doing business as FS Investments). Mr. Forman owns interests in the general partner of FSH and may be deemed to have shared voting and dispositive power of the listed Common Shares. Mr. Forman disclaims beneficial ownership of any Common Shares held by the Seed Vehicle and/or FSH that exceed his pecuniary interest therein.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer