Form 10-K
period 2024-12-31
KKR FS Income Trust Select
filed 2025-03-13
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01706
_________________________________________________
KKR FS Income Trust Select
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	92-3617067
(State of Organization)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value $0.01 per share
_______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.
As of June 30, 2024, there was no established public market for the registrant’s common shares.
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of February 28, 2025 was 17,121,703 of Class S shares.
_________________________________________________
Documents Incorporated by Reference: None

Auditor Firm ID: 34     Auditor Name: Deloitte & Touche LLP    Auditor Location: San Francisco, California

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.    Business.
Summary
KKR FS Income Trust Select, or the Company, which may also be referred to as “we,” “us” or “our,” was formed on April 19, 2023, as a Delaware statutory trust. We were organized to invest primarily in the debt of private middle market U.S. companies with a focus on originated transactions sourced through the network of FS/KKR Advisor, LLC, or the Adviser, and its affiliates.
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated and intend to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. We commenced operations concurrent with the initial closing on the Seed Contribution (as defined below) on February 27, 2024.
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s monthly net asset value, or NAV, per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase the Class S common shares of beneficial interest, or the Common Shares, or the Class S shares, on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our certificate of trust, our declaration of trust as amended, restated, supplemented or otherwise modified from time to time, or the Declaration of Trust, or our bylaws, or, collectively with our certificate of trust and the Declaration of Trust, as each may be amended, restated, supplemented or otherwise modified from time to time, the Organizational Documents, or otherwise to effect a liquidity event at any time.
Our Board of Trustees, or the Board, or the Board of Trustees, may, in its sole discretion, determine to cause the Company to conduct a “Liquidity Event,” which is defined as including (1) an initial public offering, or an IPO, or other listing of the Common Shares on a national securities exchange, or an Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser or an affiliate thereof. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.
Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. See “Item 1. Business – Discretionary Share Repurchase Program.”
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•     utilizing the experience and expertise of the management team of the Adviser;
•    employing a defensive investment approach focused on long-term credit performance and preservation of principal;
•     focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $50 million to $150 million at the time of investment;
•     investing primarily in established, stable enterprises with positive cash flows; and

•     maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
We will pursue our investment objective by investing primarily in the debt of private middle-market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where the Company’s investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets, or ABF Investments, and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy focuses on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital. See “Item 1. Business – Investment Types” below for more information.
A majority of our ABF Investments are directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit Advisors (US) LLC, or KKR Credit, to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments are illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
To a lesser extent, we may also invest in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
About the Adviser
We are externally managed by the Adviser, FS/KKR Advisor, LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, that is jointly operated by KKR Credit and by FSJV Holdco, LLC, an affiliate of Franklin Square Holdings L.P., or FS Investments. Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an amended and restated investment advisory agreement, or the Advisory Agreement, and performs, or oversees the performance of, our corporate operations and required administrative services pursuant to the terms of an amended and restated administration agreement, or the Administration Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The Adviser also oversees our day-to-day operations pursuant to the Administration Agreement, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Adviser assists us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
The Adviser is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. The Adviser is a partnership between KKR Credit and FSJV Holdco, LLC, an affiliate of FS Investments. The management of our investment portfolio is the responsibility of the Adviser’s investment committee, or the Investment Committee, which is currently comprised of four appointees of KKR Credit and four appointees of FS Investments. See “Item 10. Directors, Executive Officers and Corporate Governance” for more information regarding the Investment Committee. The Company’s chairperson and chief executive officer, Michael C. Forman, serves as the Adviser’s chairperson and chief executive officer.

The Adviser was formed in 2018 to manage an affiliated fund of the Company and had $18.1 billion of regulatory assets under management as of December 31, 2024. The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, KKR Credit, FS Investments and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
The Board, which is comprised of a majority of members who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, oversees and monitors our investment performance, and, beginning with the second anniversary of the effective date of the Advisory Agreement, will review the Advisory Agreement annually to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About KKR Credit and FS Investments
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $247 billion of assets under management as of December 31, 2024 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co. The funds and accounts in KKR & Co.’s private markets business line are managed by Kohlberg Kravis Roberts & Co. L.P., or together with its affiliates, KKR, an SEC-registered investment adviser, or one of its subsidiaries.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $638 billion in assets under management as of December 31, 2024, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, Pennsylvania, with offices in the United States, Europe and Asia. The firm had approximately $83.5 billion in assets under management as of September 30, 20241.
Private Offering of Common Shares and Preferred Shares Offering
We are conducting a continuous private offering, or the Private Offering, of up to $5,000,000,000 of our Class S shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, we have entered into, and expect to continue to enter into, subscription agreements with investors, each, a Subscription Agreement. An investor will make a capital contribution pursuant to a Subscription Agreement and will become a common shareholder in the Company bound by the terms of our Organizational Documents.
Each prospective investor in the Private Offering is required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” and is investing in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.
1 Total AUM for FS Investments as of September 30, 2024. References to “assets under management” or “AUM” represent the assets managed by FS Investments or its strategic partners as to which FS Investments is entitled to receive a fee or carried interest (either currently or upon deployment of capital) and general partner capital. FS Investments calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of FS Investments’ investment funds; (ii) uncalled capital commitments from these funds, including uncalled capital commitments from which FS Investments is currently not earning management fees or carried interest; (iii) the value of outstanding collateralized loan obligations (“CLO”) (excluding CLOs wholly-owned by FS Investments); (iv) the fair value of FS KKR Capital Corp. joint venture assets; and (v) the fair value of other assets managed by FS Investments. The AUM also includes the AUM of Portfolio Advisors, LLC as of September 30, 2024, which FS acquired through a merger on June 30, 2023. AUM for Portfolio Advisors, LLC is measured as adjusted reported value plus unfunded commitments. FS Investments’ calculation of AUM may differ from the calculations of other asset managers and, as a result, FS Investments’ measurements of its AUM may not be comparable to similar measures presented by other asset managers. FS Investments’ definition of AUM is not based on any definition of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

The Company has held closings for the Private Offering in connection with which it accepted capital commitments from investors to purchase Class S shares, or Capital Commitments, and may hold additional closings for Capital Commitments. Investors with Capital Commitments will be required pursuant to the terms of their Subscription Agreement, in the Company’s sole discretion, to fund drawdowns to purchase Class S shares up to the amount of their respective aggregate Capital Commitments each time that the Company delivers a drawdown notice. As set forth in the Subscription Agreement for Capital Commitments, if an investor fails to make a capital contribution when due, and such default remains uncured for a period of 5 business days, then the Company will be permitted to declare the investor to be in default on its obligations under such Subscription Agreement and will be permitted to take any actions available under the Subscription Agreement or at law or at equity, including prohibiting such investor from purchasing additional Common Shares on any future drawdown date.
Drawdown purchases for Class S shares from investors with Capital Commitments will generally be allocated among investors with unfunded Capital Commitments in amounts proportional to each investor’s Capital Commitment in such increments as the Adviser deems necessary to fund the Company’s operations. However, the Subscription Agreements provide that the Company retains the right, at its discretion, to call drawdown capital on a non-pro rata basis in certain circumstances. The Company may also, if determined by the Company in its sole discretion, from time to time require capital contributions from some investors with Capital Commitments and not others.
We have commenced, and intend to continue, holding monthly closings for the Private Offering, in connection with which we have or will issue Common Shares to investors for immediate cash investment (investors who participate in the immediate cash payment closings are referred to in this annual report on Form 10-K as the “Upfront Cash Payment Investors”) and have generally ceased accepting Capital Commitments; provided, however, that we may accept commitments from investors to participate alongside Upfront Cash Payment Investors in our monthly closings. Such monthly closings are conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We reserve the right to conduct additional offerings of securities in the future in addition to the Private Offering. In addition, although we intend to issue Common Shares in the Private Offering on a monthly basis, we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.
Prior to the BDC Election Date, affiliates of KKR Credit and FS Investments, or the Sponsors, made Capital Commitments to invest an aggregate of $35 million in Class S shares, which we refer to as the Seed Contribution. The Seed Contribution was fully called and funded as of March 26, 2024. The Sponsors have agreed to not transfer or otherwise dispose of their Class S shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date, which occurred on February 20, 2024.
We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.
Investors may generally sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly, each, a Transfer, their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by the restrictions set forth in the Subscription Agreement and all other obligations as an investor in the Company.
Following an IPO or Exchange Listing, investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.
On March 29, 2024, we closed on an offering of 515 shares of our preferred shares of beneficial interest, or the Preferred Shares, designated as 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share, or the Series A Preferred Shares, for $3,000 per share to a select group of individual investors who were “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. We redeemed all of the issued and outstanding Series A Preferred Shares on August 1, 2024, or the Preferred Shares Redemption Date, at a price equal to $3,000 per share, plus all accrued and unpaid dividends thereon to and including the Preferred Shares Redemption Date and a $300 redemption premium per share. From and after the close of business on the Preferred Shares Redemption Date, all dividends on the Series A Preferred Shares ceased to accrue, such shares are no longer deemed to be outstanding, and all rights of the holders of such shares ceased. The holders of the Preferred Shares were subject to certain dividend, voting, liquidation and other rights that are more fully described in “Note 3. Share Transactions” in the notes to our consolidated financial statements included in this annual report on Form 10-K.
Purchase Price and Fees
We intend to sell our Common Shares at an offering price that we believe reflects the NAV per Common Share, as determined in accordance with the Adviser’s valuation policy. The Board has approved the Adviser’s valuation policy, is responsible for overseeing its application and has designated the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. The Board has delegated to the Adviser the authority to conduct the monthly closings for the Private Offering. There is no guarantee that this NAV will be equal to the offering price of our Common Shares at any closing.
Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits the Company from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Adviser’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to sell Common Shares to investors subscribing after the initial closing date of the Private Offering at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors. This is a “best efforts” offering, which means that KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, will use their best efforts to sell shares, but are not obligated to purchase or sell any specific amount of shares in the Private Offering. Other broker-dealers will be engaged by the Placement Agents to assist in the sale of the Common Shares on a best efforts basis.
We have entered into a placement agent agreement, each a Placement Agent Agreement and, together, the Placement Agent Agreements, with each of the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage our relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Placement Agents also coordinate our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.
The Placement Agents intend to enter into placement agreements with broker-dealers in connection with the Private Offering. In connection with the sales of our Class S shares, these broker-dealers may charge investors an upfront sales load or placement agent fee subject to the discretion of the broker-dealer. Any upfront sales load or placement agent fee is not part of (and is in addition to) an investor’s aggregate purchase price for its Class S shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, we will pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class S shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The annual Distribution/Servicing Fees are paid by us to the Placement Agents pursuant to the amended and restated distribution and servicing plan, or the Distribution and Servicing Plan.
The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. The Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or reallowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. We may pay for expenses related to our distribution out of our own assets under the Distribution and Servicing Plan outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in our best interests. All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, we also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and our Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of our investments. We will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
In addition, the Adviser may pay additional compensation, out of its own funds and not as an additional charge to us or investors, to third parties who act as placement agents or distributors for the Common Shares, or the Distributors, and/or to shareholder servicing agents, selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, to assist with the placement of Common Shares, for the purpose of introducing a selling agent to us, to provide certain services to us and our shareholders and/or to promote the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of Common Shares by our investors, as determined by the Adviser, the Placement Agents, participating broker-dealers or other financial intermediaries. The amount of these payments is determined from time to time by the Adviser, may be substantial and are or will be paid out of the Adviser’s revenues, which generally come directly or indirectly from fees paid by us. While the Adviser has and may continue to pay such fees and compensation, and reimburse such expenses, to such entities in connection with the offering of Common Shares, it is under no obligation to pay such fees and compensation, or to reimburse such expenses, and may decide not to do so in the future to the extent that such fees, compensation and reimbursements are permitted to be borne by us.
The prospect of receiving, or the receipt of, placement fees or other compensation, as described above, may provide the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries and/or their respective salespersons with an incentive to favor sales or recommendations of Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries do not receive similar compensation or receive lower levels of compensation.
In return for these placement fees or other compensation, as described above, the Adviser and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
In exchange for any such fees or other compensation that may be made to certain participating broker-dealers, shareholder servicing agents or other financial intermediaries, these agents may provide services including, but not limited to, establishing and maintaining accounts and records; answering inquiries regarding purchases, exchanges and redemptions; processing and verifying purchase, redemption and exchange transactions; furnishing account statements and confirmations of transactions; processing and mailing monthly statements, prospectuses or other offering materials, shareholder reports and other SEC-required communications; and providing the types of services that might typically be provided by our transfer agent (e.g., the maintenance of omnibus or omnibus-like accounts). Any such payments may create potential conflicts of interests between an investor and a selling agent who is recommending a particular fund over other funds.
The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our Common Shares on a national securities exchange. Until such time as the Board determines to cause the Company to conduct a Liquidity Event, the Company will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. See “Item 1. Business – Discretionary Share Repurchase Program.”
The Board of Trustees, including a majority of the Independent Trustees, have reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board of Trustees assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
Discretionary Share Repurchase Program
We do not intend to list the Common Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, our shareholders’ ability to sell their shares will be limited.
Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or an Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•repurchases resulting from death, qualifying disability or divorce;
•in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance;
•due to trade or operational error; or
•repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company.
As set forth above, we may waive the Early Repurchase Deduction in respect of a repurchase of Common Shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a shareholder who is a natural person, including Common Shares held by such shareholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of the Common Shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder of the Company or (iii) in the case of divorce, receiving written notice from the shareholder of the divorce and the shareholder’s instructions to effect a transfer of the Common Shares (through the repurchase of the Common Shares by us and the subsequent purchase by the shareholder) to a different account held by the shareholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the shareholder, the initial determination of the shareholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of Common Shares, the request to have the Common Shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
Shareholders may tender all of the Common Shares that they own in connection with our discretionary quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the discretionary share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our discretionary share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase shares on such terms as may be determined by our Board of Trustees in its complete and absolute discretion unless, in the judgment of the Board of Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that our shareholders request to have repurchased. If we do not repurchase the full amount of shares that our shareholders have requested to be repurchased, or we determine not to make repurchases of our shares, our shareholders will likely not be able to dispose of their shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
The Company will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board of Trustees determines to be fair to the Company and to all shareholders. When the Board of Trustees determines that the Company will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so our shareholders will not know the exact price of shares in the tender offer when they make their decision whether to tender their shares. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline. Other than as stated above, the Company does not intend to impose any charges in connection with repurchases of shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.
In the event that any shareholder fails to maintain the minimum balance of $500 of our Common Shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction.
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.
Investment Objectives and Strategy
Overview
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. When identifying prospective portfolio companies, we focus primarily on the attributes set forth below under “Item 1. Business – Investment Strategy,” which we believe will help us generate higher total returns with an acceptable level of risk.
We pursue our investment objective by investing primarily in the debt of private middle-market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where the Company’s investment adviser or its affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. We expect to also invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in certain ABF Investments and, to a lesser extent, in subordinated loans of private U.S. companies. We expect downside protection to come in the form of investments backed by collateral and contractual rights negotiated with counterparties. Our ABF Investment strategy focuses on directly originated, private ABF Investments with a multi-sector investment approach that seeks the most attractive relative value and risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) from investments across a range of sectors, such as Consumer/Mortgage Finance (e.g., auto loans), Contractual Cash Flows (e.g., royalties), Hard Assets (e.g., aircraft leasing) and Small-Medium Enterprises (e.g., real estate development lending), as well as instrument types, such as senior loans and junior capital.
A majority of our ABF Investments are directly originated and proprietary, including through newly formed and/or existing lending and servicing platform businesses established by KKR Credit to access specific lending or servicing market opportunities that are otherwise difficult to access. In addition, a large majority of our ABF Investments are illiquid and otherwise not actively traded on an established market. We generally expect that the majority of our ABF Investments will not be eligible portfolio companies under the 1940 Act and, to the extent that such investments are not considered to be eligible portfolio companies, we will not treat the applicable ABF Investments as qualifying assets for purposes of Section 55(a) of the 1940 Act.
Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
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
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt. We may also use leverage in the form of the issuance of Preferred Shares or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. Under the 1940 Act, any such Preferred Shares constitute a “senior security” for purposes of the 150% asset coverage test. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our use of reverse repurchase agreements or similar transactions and derivatives, including credit default swaps, is subject to Rule 18f-4. For more information on Rule 18f-4, see “Item 1A. Risk Factors – Risks Related to Debt Financing.”
In determining whether to borrow money or issue debt, we will analyze, as applicable, the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. See “Item 1A. Risk Factors – Risks Related to Debt Financing.” To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. See “Item 1A. Risk Factors – Risks Related to Debt Financing – We may form one or more CLOs, which may subject us to certain structured financing risks.”
We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.
As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately offered securities issued by U.S. private or thinly traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
To the extent that we have taxable income available, we intend to make distributions to holders of our Common Shares. We intend to make monthly distributions to holders of our Common Shares, and such distributions are recorded on the record date. All such distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.
Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”
Potential Market Opportunity
We believe significant investment opportunities will continue to present themselves in the senior secured loan asset class and private asset-based finance opportunities as well as investments in debt securities of middle-market companies.
Attractive Opportunities in First Lien, Senior Secured Loans
The variable rate structure of most first lien, senior secured loans present significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors. Because first lien, senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, first lien, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. First lien, senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.
Opportunity in Middle-Market Private Companies
In addition to investing in first lien, senior secured loan, we believe that the market for lending to private companies, particularly private middle-market companies within the United States, is underserved and presents a compelling investment opportunity. The following characteristics support our belief:
•     Large Target Market. Middle-market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle-market companies and we expect that private equity firms will continue to leverage their investments in middle-market companies with senior secured loans.
•     Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle-market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of lenders are willing to hold large amounts of middle-market loans. As a result, we believe our ability to eliminate syndication risk by holding middle-market loans is a competitive advantage.
Lending and originating new loans to middle-market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information about, smaller companies. Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle-market companies, which may result in their overlooking many attractive investment opportunities. Middle-market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high-cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle-market companies.
•     Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle-market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle-market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.
Asset-Based Finance Opportunities
With respect to our ABF Investments strategy, our primary focus is investment in attractive, directly originated, non-corporate lending opportunities within the private asset-based finance sector. The well-documented retreat by banks from lending activity following the 2008 financial crisis, or the Great Financial Crisis, has had a major impact on non-corporate lending activity, a segment that today comprises a far larger portion of the global debt capital markets and the real (i.e., nonfinancial services) economy than corporate lending. Private asset-based finance is estimated to be a $6.1 trillion market globally, significantly larger than the global corporate direct lending market, reflecting an increase of approximately two times from its estimated size in 2007 of $3.0 trillion, and 35% bigger than it was in 2020.2 By 2029, the private global ABF market, excluding non-performing loans, or NPLs, and non-core bank assets deemed saleable, is anticipated to grow by nearly 50% from its estimated size of $6.1 trillion today to an estimated size of $9.2 trillion.3 Private asset-based finance includes investments in directly originated assets that derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard assets (e.g., aircraft and industrial equipment) and financial (e.g., bridge mortgages and auto loans) assets. By pursuing new, underserved and/or mispriced lending opportunities, the issuers of ABF Investments seek to generate uncorrelated returns for investors at a meaningful premium to other forms of private and traded credit.
To identify and assess ABF Investment themes and their related opportunity sets, KKR Credit seeks to leverage market intelligence and data gathered from around KKR Credit and its affiliates, including from the current portfolio at KKR of more than 100 private equity portfolio companies and over 1,200 traded credit holdings, in areas such as global macro-economics, demographic and industrial trends and new technology. Examples of our current investment themes include the Demand/Supply Imbalance in Housing, Digital Economy / “FinTech”, and Bank Capital Inefficiency. In addition, themes that are developed in one geographic region can be applied in other regions. In these instances, KKR Credit expects to use its global footprint and local offices to help a lending business expand and apply its lending model beyond its home market. Using industry relationships developed since KKR’s founding more than 45 years ago with corporate executives, board members and industry advisors, we will proactively pursue investments within our ABF Investment strategy that seek to harness pockets of inefficiency in lending markets and achieve differentiated investment outcomes.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 170 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 710 investment professionals located in 26 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
Utilization of long-standing relationships and international capital market capabilities to source investments
The Adviser and its affiliates have worked diligently over many years to build strategic relationships with private equity firms, banks and trading desks globally. Our and our affiliates’ long history of serving as a reliable financing partner to middle-market sponsors, even during periods of significant market dislocation, has enhanced our reputation. We believe that our network of relationships will continue to produce attractive investment opportunities.
The Adviser also leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets franchise to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Adviser benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s
2 Source: Integer Advisors and KKR Credit research estimates on latest available data as of September 30, 2022, sourced from country-specific official / trade bodies as well as company reports. Represents the global stock of private financial assets originated and held by non-banks, related to household (including mortgages) and business credit. Excludes loans securitized or sold to agencies and assets acquired in capital markets or through other secondary/ syndicated channels.
3 Source: Integer Advisors estimates based on data from the Financial Stability Board and the European Banking Authority, as of October 31, 2022. There can be no assurance that future market developments will be consistent with KKR’s outlook and expectations as discussed above or that the Company will generate returns for investors.

Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Adviser’s ability to manage risk.
Focus on larger middle-market companies and customized one-stop credit solutions
We are focused on providing customized credit solutions to private upper middle-market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle-market companies with more than $150 million in EBITDA. During the year ended December 31, 2024, the KKR Credit platform deployed approximately $18 billion in Global Direct Lending and Asset-Based Finance Investments, almost entirely focused on the upper end of the middle market.
We believe our ability to underwrite an entire transaction provides financial sponsors and companies with a greater degree of financing certainty and further enhances our competitive position. The KKR Credit platform also offers a variety of financing structures and has the flexibility to structure investments to meet the needs of companies. Finally, we believe that the upper end of the middle market is less competitive as fewer lenders have the requisite size and scale to provide holistic solutions for these companies.
Long-term investment horizon
Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.
Disciplined, income-oriented investment philosophy
The Adviser employs a defensive investment approach focused on long-term credit performance and preservation of principal. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Adviser believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
Exposure to underserved, hard-to-access, and mispriced assets through asset-based finance opportunities
The Adviser believes that there is an expansive and growing opportunity within the private asset-based finance space, including opportunities across the aircraft, consumer finance, auto and equipment finance sectors, among others. The Adviser will seek to identify investments with strong collateral and downside protection, a low correlation to the broader markets and equity-like upside potential.
The Adviser anticipates growth in the private global asset-based finance market. We expect the increased demand for credit to be confronted by renewed constraints on the supply of debt capital by traditional bank lenders as the global banking system retrenches to work with its largest borrowers and contends with growing non-performing loan balances and renewed demands for lending restraint from financial regulators. In addition, we anticipate competition from other non-bank lenders will diminish. In particular, we expect that weaker, non-bank market participants in each segment, such as certain investment funds or specialty lenders, will either permanently exit the asset-based finance market or be forced to contract their lending activity due to inadequate capitalization or an inability to secure asset-based financing from risk-averse banks which, as noted above, we expect to refocus their attention on larger, more established businesses like KKR Credit.
The Adviser generally expects to focus on ABF Investment opportunities where KKR Credit has, in its opinion, a distinct competitive advantage through one or more of the following:
•     Proprietary sourcing through KKR’s extensive global network.
•     Underwriting and structuring capabilities aided by industry intelligence from KKR’s Private Markets business (including the Private Equity, Energy, Infrastructure and Real Estate teams) and KKR Credit’s Leveraged Credit business (including teams focused on our traded Senior Loan and High Yield Bond strategies).

•     Local market access and expertise accessed through regional teams based in KKR’s 25 offices globally.
•     Access to a KKR’s robust senior adviser and industry advisor consultant network for strategic insights and operational leadership.4
Maintenance of portfolio diversification
In addition to focusing our investments in private middle-market companies, we seek to invest across various industries. The Adviser monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.
Investment Strategy
As set forth above, under normal circumstances, we expect that we will invest at least 60% of our total assets (net assets plus borrowings for investment purposes) in first lien, senior secured loans of private middle-market U.S. companies. When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:
•     Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•     Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•     Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.
•     Private asset-based finance markets. With respect to our asset-based finance strategy, we focus principally on investments in directly originated, private credit investments that provide the opportunity for income and capital-appreciation while mitigating the probability and severity of capital-loss through a focus on downside protection and other structural solutions. Our ABF Investments are comprised primarily of private asset-based finance investments, which derive returns from recurring, often contractual cash flows of large, diversified pools of underlying hard and financial assets.
•     Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
4 KKR’s senior advisors and industry advisors are engaged as consultants and are not employees of KKR or the Adviser. These third-party consultants provide, among other things, additional operational and strategic insights into KKR’s investments. While they are not employees of KKR or the Adviser, the senior advisors and industry advisors are permitted to serve on the boards of portfolio companies, assist KKR in evaluating individual investment opportunities and support the operations of KKR portfolio companies. For a list of KKR’s current senior advisors please refer to: http://www.kkr.com/our-firm/team.

•     Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•     Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
Investment Types
We will primarily focus on the following investment types. We may also invest, to a lesser extent, in syndicated loans, which will generally be liquid, and may be used for the purposes of maintaining liquidity for our discretionary share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
First Lien, Senior Secured Loans
First lien, senior secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our first lien, senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our first lien, senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate, or SOFR.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Investments in Asset-Based Finance Opportunities
We intend to invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in ABF Investments through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Depending on the specific opportunity, such investments may be executed as portfolio acquisitions (i.e., direct acquisition or financing of income-generating assets), platform investments (i.e., mezzanine debt or equity investments in new or existing ABF origination platforms and servicing businesses established by KKR), or structured investments (i.e., customized financial contracts backed by a discrete stream of cash flows). Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These ABF Investment opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include aircraft, real estate and consumer finance.
The Adviser organizes the asset-based finance market into four segments – Consumer/Mortgage Finance, Hard Assets, Small-Medium Enterprise and Contractual Cash Flows – and seeks to construct a varied ABF Investment portfolio within these segments. While variation is a goal, there are no pre-determined allocations of investments across these segments and investment decisions will be based on the Adviser’s assessment of relative value and market attractiveness at the time of investment. Further information about sectors within these segments and select investment themes are summarized in the following table and detailed further below.

Asset-Based Finance: We Build Our ABF Investment Theses Around Broad Themes in Four Market Segments
ABF Investment Market Segment Detail:
•     Consumer / Mortgage Finance: Within this large and diverse market segment, the Adviser’s focus will be identifying attractive opportunities within areas of consumer lending where either the collateral is non-standard (for example, used cars, properties in need of light refurbishment prior to a sale) or where borrowers, while creditworthy, do not have easy access to bank credit (for example, self-employed individuals, students).
•     Hard Assets: Prior to the Great Financial Crisis, bank balance sheets were significant investors in hard assets such as real estate and aircraft-related debt. After the Great Financial Crisis, new capital requirements and regulations under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, have shifted banks’ focus from owning these assets to extending senior financing against them.
•     Small Mid-Sized Enterprise, or SME, Finance: SMEs worldwide have struggled to find efficient financing sources to support their growth as banks have curtailed lending activity to this segment in the face of regulatory pressure post the Great Financial Crisis, including in the form of Basel IV and IFRS 9, and have struggled to serve them efficiently. Our objective in this area is to find attractive, risk-adjusted returns within the secured SME lending segment, through SME financing secured by specific assets such as inventory, equipment, receivables or real estate.
•     Contractual Cash Flow: The Contractual Cash Flows sector in which our ABF Investments invest primarily consists of passive investments backed by cash-flow producing assets such as intellectual property, royalty streams and customized financial contracts. Intellectual property and royalty financing is particularly relevant in industries like Media and Healthcare. While such rights can create the predictable, long-term cash flow streams attractive to banks, borrowers often struggle to obtain bank financing due to the non-standard nature of the assets (for example, music, films, pharmaceutical royalties) that do not fit within approved bank capital frameworks. It also includes financing secured by financial contracts typically in the insurance and financial asset servicing sectors where KKR has made investments. We believe that this asset-based finance segment is a natural opportunity set for non-bank lenders. In more limited cases, the Company’s ABF Investments which invest in Contractual Cash Flows will be actively managed.
The Company’s ABF Investments are generally originated through KKR Credit’s direct, proprietary relationships, advisor networks, sponsor coverage, KKR’s global investment capabilities and resources, and banks and intermediaries. We treat each new ABF Investment opportunity as a unique opportunity. As such, the type of diligence and underwriting performed on each investment opportunity is evaluated on a case-by-case basis. For ABF Investments, we perform detailed analysis into the performance of the underlying assets.
However, the form of investment is typically highly structured with bespoke cash flow waterfalls and asset performance triggers that require additional analysis. This includes stressing the structure by applying different asset performance deterioration scenarios and determining at what level our investment would be impaired. We proxy this to historical periods of distress to ensure that we have a reasonable margin of safety. Nearly all of these types of transactions include asset performance triggers, which will divert cash flow from the assets depending on the severity of the performance stress. This can have a meaningful impact on return even if we expect to eventually receive our full basis back and is carefully considered. The Adviser also leverages KKR Credit’s Derivatives and Liability Management team to provide active liability management for ABF Investments, driven by detailed analyses of all components of financing facilities, including: review of existing terms in light of recent market moves; quarterly collateral reviews, including evaluation of effective leverage by the lender; and frequent KKR Credit analyst discussions with the lender.
Subordinated Debt
In addition to first lien, senior secured loans and senior secured bonds, we may, to a lesser extent, invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We will generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
Equity and Equity-Related Securities
While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we may receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.
Convertible Securities
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.
Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Adviser.
Investments with Third Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third-party managers may include former personnel of the Adviser or its affiliates or associated persons.

Cash and Cash Equivalents
We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies, for the purposes of maintaining liquidity for our discretionary share repurchase program or to take advantage of new opportunities.
Comparison of Targeted Debt Investments to Corporate Bonds
Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P), which are often referred to as “junk.” To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted first lien, senior secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.
The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle-market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate.
Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.
Investment Process
The investment professionals employed by the Adviser or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.
Our Transaction Process
Sourcing
The relationships of the Adviser and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices.
Evaluation
Screening. Once a potential investment has been identified, the Adviser screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update. Upon review of the full deal pipeline, the Adviser raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Adviser to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.

Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Adviser’s Investment Committee to discuss key diligence and structuring issues. Following the Adviser’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•     a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•     a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•     on-site visits, if deemed necessary;
•     background checks to further evaluate management and other key personnel;
•     a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•     financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•     a review of management’s experience and track record.
Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Adviser works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.
Post-Investment Monitoring
Portfolio Monitoring. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Adviser receives financial reports detailing operating performance, sales volumes, cost of goods sold, operating expenses, operating margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Adviser uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
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
Valuation Process. We expect to determine the NAV for our Common Shares at least quarterly or, following the launch of the monthly closings to Upfront Cash Payment Investors, each month as of the last day of each calendar month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. We will use the valuation procedures set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value” in order to determine our NAV, as applied by the Adviser as our valuation designee under Rule 2a-5 under the 1940 Act.
The Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value.”
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
Exit
While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains to the extent we maintain an equity interest in the underlying portfolio company.
Sustainability Policy
The Adviser generally integrates sustainability considerations alongside traditional factors in the investment decision-making process that it, in its sole discretion, determines have—or have the potential to have—a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers. An investment’s sustainability-related risks and opportunities are assessed, monitored and re-evaluated on an ongoing basis. The identification of a risk related to one or more sustainability-related considerations will not necessarily exclude a particular investment that, in the Adviser’s view, is otherwise suitable and attractively priced for investment. The Adviser may utilize data sources provided by third-party vendors and/or engage directly with issuers in assessing sustainability-related risks and opportunities.
While the Adviser may consider sustainability factors when making an investment decision in the same way it considers other business-relevant topics that it considers most significant for maximizing and protecting value, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainability criteria or standards. Any reference in this annual report to sustainability-related considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and sustainability is not a principal investment strategy of the Company.
Risk Management
We will seek to limit the downside potential of our investment portfolio by, among other things:
•     applying our investment strategy guidelines for portfolio investments;
•     requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•     allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•     negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
We may also enter into interest rate hedging transactions at the sole discretion of the Adviser. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
Affirmative Covenants
Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.
Negative Covenants
Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.
Allocation of Investment Opportunities
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
In an order dated January 5, 2021, the SEC granted exemptive relief, or the Co-Investment Exemptive Order, that permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
The Adviser and its affiliates will simultaneously provide investment advisory services to other affiliated entities, including FS KKR Capital Corp., or FSK, and KKR FS Income Trust, or K-FIT. The Adviser may determine that it is appropriate for the Company and one or more other investment accounts managed by the Adviser or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.
To mitigate these conflicts, the Adviser will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
As the Adviser and affiliates of KKR Credit and FS Investments currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle-market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Adviser and its affiliates.
Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.

Management Agreements
Investment Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services necessary for the Company’s business. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee, or the Base Management Fee, and an incentive fee, or the Incentive Fee, in each case commencing on and after the BDC Election Date. The Adviser has agreed to waive the Base Management Fee and the Subordinated Incentive Fee on Income (as defined below) through March 31, 2025, or the Advisory Fee Waiver Period.
Under the terms of the Advisory Agreement, the Adviser is responsible for the following:
•     determining the composition and allocation of our investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•     identifying, evaluating and negotiating the structure of the investments we make;
•     executing, monitoring and servicing our investments;
•     placing orders with respect to, and arranging for, any investment by us;
•     determining the securities and other assets that we purchase, retain, or sell;
•     performing due diligence on prospective portfolio companies; and
•     providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
Compensation of Adviser
We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: the Base Management Fee and the Incentive Fee. The cost of both the Base Management Fee and the Incentive Fee will ultimately be borne by the shareholders.
The Adviser may agree to temporarily or permanently waive, in whole or in part, the Base Management Fee and/or the Incentive Fee for additional periods in the future. Prior to the payment of any fee to the Adviser, the Company will obtain written instructions from the Adviser with respect to any waiver or deferral of any portion of such fees. Any portion of a deferred fee payable to the Adviser and not paid over to the Adviser with respect to any month, calendar quarter or year shall be deferred without interest and may be paid over in any such other month prior to the termination of the Advisory Agreement, as the Adviser may determine upon written notice to the Company.
Base Management Fee
Commencing on and after the BDC Election Date, the Base Management Fee is calculated at an annual rate of 1.25% of the Company’s average monthly net assets. The Base Management Fee is payable quarterly in arrears, and is calculated based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter. For purposes of the Advisory Agreement, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with accounting principles generally accepted in the United States, or GAAP. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines. For the avoidance of doubt, no Base Management Fee shall be paid for any period occurring prior to the BDC Election Date.
The Adviser has agreed to waive the Base Management Fee during the Advisory Fee Waiver Period.
Incentive Fee
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income
The first part of the Incentive Fee, referred to as the “Subordinated Incentive Fee on Income,” is calculated and payable quarterly in arrears, commencing with the first full calendar quarter after the BDC Election Date, based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs). The payment of the Subordinated Incentive Fee on Income is subject to a quarterly hurdle rate, or the Hurdle Rate, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 1.25% (5.0% annualized), subject to a “catch-up” feature (as described below).
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses reimbursed to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
We will pay the Adviser a Subordinated Incentive Fee on Income quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•     No Subordinated Incentive Fee on Income will be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;
•     100% of dollar amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than or equal to 1.43% in any calendar quarter (5.72% annualized) will be payable to the Adviser. This portion of the Company’s Subordinated Incentive Fee on Income that exceeds the Hurdle Rate but is less than or equal to 1.43% is referred to as the “catch-up” and is intended to provide the Adviser with an incentive fee of 12.5% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 1.43% (5.72% annualized) on net assets in any calendar quarter; and
•     12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.43% (5.72% annualized) on net assets in any calendar quarter will be payable to the Adviser once the Hurdle Rate and catch-up have been achieved (12.5% of the Company’s Pre-Incentive Fee Net Investment Income thereafter will be allocated to the Adviser).
Shareholders should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate and may result in a substantial increase of the amount of Incentive Fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.
The Adviser has agreed to waive the Subordinated Incentive Fee on Income during the Advisory Fee Waiver Period.
Incentive Fee Based on Capital Gains
The second part of the Incentive Fee, referred to as the “Incentive Fee on Capital Gains,” is an incentive fee on capital gains and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any previously paid Incentive Fee on Capital Gains. For purposes of calculating the Incentive Fee on Capital Gains under the Advisory Agreement, the cost basis for any investment as of the BDC Election Date will be deemed to be the most recently determined fair value for such investment as of the BDC Election Date, determined in accordance with the Adviser’s valuation policies and procedures.
On a quarterly basis, we accrue for the Incentive Fee on Capital Gains by calculating such fee as if it were due and payable as of the end of such period. We will include unrealized gains in the calculation of the Incentive Fee on Capital Gains expense and related accrued Incentive Fee on Capital Gains. This accrual will reflect the Incentive Fees that would be payable to the Adviser if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. In no event will the Incentive Fee on Capital Gains payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Any of the fees payable to the Adviser under the Advisory Agreement for any partial month or calendar quarter will be appropriately prorated.
Certain Terms of the Advisory Agreement
The Advisory Agreement has been approved by the Board. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.
We may terminate the Advisory Agreement without payment of any penalty upon 60 days’ written notice. The decision to terminate the Advisory Agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and any sub-adviser (and their officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons (as defined in the 1940 Act) and any other person or entity affiliated with, or acting on behalf of, the Adviser or sub-adviser), each, an Indemnified Party and, collectively, the Indemnified Parties, will not be liable to the Company for any action taken or omitted to be taken by any such Indemnified Party in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and the Company will indemnify, defend and protect the Indemnified Parties and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement), or Losses, incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Indemnified Parties’ duties or obligations under the Advisory Agreement any applicable sub-advisory agreement or otherwise as an investment adviser of the Company, to the extent such Losses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the Declaration of Trust, the bylaws, the laws of the State of Delaware, the 1940 Act or other applicable law.
Notwithstanding anything to the contrary in the Advisory Agreement, the Indemnified Parties will not be protected against, or be entitled or deemed to be entitled to indemnification in respect of, any Losses to the Company or its shareholders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement (to the extent applicable, as the same will be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder).
In addition, an Indemnified Party will be entitled to advances from the Company for payment of the reasonable expenses (including reasonable counsel fees and expenses) incurred by it in connection with the matter as to which it is seeking indemnification in the manner and to the fullest extent permissible under law. Prior to any such advance, the Indemnified Party must provide to the Company with a written affirmation of its good faith belief that the standard of conduct necessary for indemnification by the Company has been met and a written undertaking to repay any such advance if it should ultimately be determined that the standard of conduct has not been met. In addition, at least one of the following additional conditions must be met: (a) the Indemnified Party provides a security in form and amount acceptable to the Company for its undertaking; (b) the Company is insured against losses arising by reason of the advance; or (c) a majority of a quorum of Independent Trustees or independent legal counsel, in a written opinion, shall have determined, based on a review of facts readily available to the Company at the time the advance is proposed to be made, that there is reason to believe that the Indemnified Party will ultimately be found to be entitled to indemnification.
Board Approval of the Advisory Agreement
The Board, including a majority of the Independent Trustees, approved the Advisory Agreement on January 31, 2024. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•     the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;

•     the proposed investment advisory fee rates to be paid by the Company to the Adviser;
•     the fee structures of comparable externally managed BDCs that engage in similar investing activities;
•     our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•     information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement; and
•     the organizational capability and financial condition of the Adviser and its affiliates.
Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.
Administration Agreement
Pursuant to the Administration Agreement, the Adviser performs, or oversees or arranges for the performance of, the administrative services necessary for our operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, the Adviser will assist us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and FS Investments providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board will compare the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
The Administration Agreement may be terminated at any time by either the Company or the Adviser, without the payment of any penalty, upon 60 days’ written notice to the other party.
Payment of Expenses
We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. The Company pays State Street directly for the costs of such services.
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, shall be provided and paid for by the Adviser or its affiliates and not by the Company.
The Company, either directly or through reimbursement to the Adviser under the Administration Agreement, shall bear all other costs and expenses of its operations and transactions not specifically assumed by the Adviser pursuant to the Advisory Agreement (and subject to a cap of $1.5 million on organizational expenses to be borne by the Company, above which amount the Adviser has agreed to be responsible for all organizational expenses), including (without limitation):
•     organizational and offering expenses (excluding any shareholder servicing fee);
•     corporate and organizational expenses relating to offerings of the Common Shares and any Preferred Shares, subject to limitations included in the Administration Agreement;
•     the cost of calculating the Company’s NAV for each share class, as applicable, including the cost of any third-party pricing or valuation services;

•     the cost of effecting sales and repurchases of Common Shares and other securities;
•     investment advisory fees;
•     fees payable to third parties including, without limitation, agents, consultants or other advisors, relating to, or associated with, making investments, monitoring investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•     interest payments on the Company’s debt or related obligations;
•     transfer agent and custodial fees;
•     research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•     fees and expenses associated with marketing efforts;
•     federal and state registration or notification fees;
•     federal, state and local taxes;
•     fees and expenses of trustees not also serving in an executive officer capacity for the Company or the Adviser;
•     costs of proxy statements, shareholders’ reports, notices and other filings;
•     fidelity bond, directors/trustees and officers errors and omissions liability insurance and other insurance premiums;
•     direct costs such as printing, mailing, long distance telephone and staff costs;
•     fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;
•     costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002, as amended;
•     all costs of registration and listing the Common Shares or other securities on any securities exchange (if applicable);
•     brokerage commissions for the Company’s investments;
•     all other expenses incurred by the Adviser, any sub-administrator or the Company in connection with administering the Company’s business, including expenses incurred by the Adviser or any sub-administrator in performing administrative services for the Company and administrative personnel paid by the Adviser or any sub-administrator, to the extent they are not controlling persons of the Adviser, any sub-administrator or any of their respective affiliates; and
•     any expenses incurred outside of the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding and indemnification expenses as provided for in the Company’s Declaration of Trust or bylaws.
From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Company’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Company shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We have no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering. At such time, the Adviser may elect to cover such expenses pursuant to the Expense Support Agreement (as defined below). In addition, in no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an amended and restated Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a Reimbursement Payment. “Available Operating Funds” means the sum of (i) the Company’s net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued Incentive Fee on Capital Gains on unrealized appreciation) and (ii) the Company’s net capital gains.
The amount of the Reimbursement Payment for any calendar month will equal the lesser of (i) the Excess Operating Funds in such month and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar month, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future months pursuant to the terms of the Expense Support Agreement.
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. The Reimbursement Payment for any calendar month will be paid by the Company to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar month and in no event later than 90 days after the end of such calendar month.
Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.
Employees
We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs.
Regulation as a BDC
We have elected to be treated as a BDC under the 1940 Act and have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.
The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

We will also generally not be able to issue and sell our Common Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our Common Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any Eligible Portfolio Company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying

Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act on February 21, 2024, and such election became effective on February 22, 2024, the first day immediately after the date of such approval. Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have established credit facilities and entered into financing arrangements and intend to enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our current credit facilities bear interest at floating rates based on spreads over a specific reference rate. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
Under Rule 18f-4 under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits, and adopt and implement a written derivatives risk management program, and comply with board oversight and reporting requirements or satisfy the conditions for the “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with Rule 18f-4. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Adviser intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.

We may enter into a total return swap agreement. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a total return swap, it often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation.
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Ethics
We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics may be read and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Copies of the codes of ethics may also be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
Affiliated Transactions
We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our trustees who are not interested persons. The Co-Investment Exemptive Order permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy and any criteria established by our Board of Trustees.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Adviser will vote proxies relating to our securities in the best interest of its clients’ shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Shareholders may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, KKR FS Income Trust Select, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
•     pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•     pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•     pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•     pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.
Emerging Growth Company
We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.
We will remain an emerging growth company until the earliest of:
•     the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;
•     the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
•     the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•     December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports will be available to the public, free of charge, on the SEC’s public EDGAR website shortly after we file any such document electronically with, or furnish it to, the SEC.
Exclusion from Commodity Pool Operator Definition
The Adviser has filed notice with the National Futures Association, or the NFA, to claim an exclusion from the definition of commodity pool operator, or CPO, of the Company, provided that the Company (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than specified amounts of its assets to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act, collectively referred to herein as CEA-regulated products, and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Company is unable to satisfy the conditions of the exclusion, the Adviser may become subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Company would need to comply with all applicable regulations governing commodity pools and CPOs.
If the Adviser were required to register as a CPO, it would also be required to become a member of the NFA and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase the Adviser’s operating expenses, which, in turn, could result in the Company’s investors being charged additional fees.
Certain ERISA Considerations
Each prospective investor that is, or is acting on behalf of, any (i) “employee benefit plan” (within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, or ERISA) subject to Title I of ERISA, (ii) “plan” described in Section 4975(e)(1) of the Code, subject to Section 4975 of the Code (including for e.g., an individual retirement account, or IRA, and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to provisions under any employee benefit plan, or similar plan or account that is subject to ERISA, Section 4975 of the Code or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii), pursuant to ERISA or otherwise (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to herein as a Plan), must independently determine that our Common Shares are an appropriate investment, taking into account its obligations under ERISA, the Code and the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, or collectively, Similar Laws.
In contemplating an investment in the Company, each fiduciary of the Plan who is responsible for making such an investment should carefully consider, taking into account the facts and circumstances of the Plan, whether such investment is consistent with the applicable provisions of ERISA, Section 4975 of the Code or any Similar Law relating to a fiduciary’s duties to the Plan including, without limitation, the prudence, diversification, and prohibited transaction provisions of ERISA, Section 4975 of the Code and any other applicable Similar Laws. Furthermore, absent satisfying all of the requirements of a prohibited transaction exemption, the fiduciaries of a Plan should not invest in the Company with the assets of any Plan if the Adviser or any of its affiliates is a fiduciary with respect to such assets of the Plan. Each purchaser of Common Shares that is or may become a Plan is responsible for determining the extent, if any, to which the purchase and holding of Common Shares will constitute a non-exempt prohibited transaction under

ERISA, Section 4975 of the Code or any Similar Law, and otherwise for determining compliance with ERISA, Section 4975 of the Code and any applicable Similar Law.
In contemplating an investment in the Company, the fiduciaries of a Plan that is a Benefit Plan Investor (as defined below) should also carefully consider the definition of the term “plan assets” under U.S. Department of Labor regulation 29 CFR 2510.3-101 as modified by Section 3(42) of ERISA, or the Plan Assets Regulation, when a Benefit Plan Investor invests in an equity interest of an entity that is neither a “publicly-offered security” (within the meaning of the Plan Assets Regulation) nor a security issued by an investment company registered under the 1940 Act, the Benefit Plan Investor’s assets include both the equity interest and an undivided interest in each of the entity’s underlying assets, unless it is established that the entity is an “operating company” or that equity participation in the entity by Benefit Plan Investors is not “significant” (each within the meaning of the Plan Assets Regulation). The term “Benefit Plan Investor” is defined in the Plan Assets Regulation to include (i) any employee benefit plan (as defined in section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (ii) any plan described in section 4975(e)(1) of the Code that is subject to Section 4975 of the Code, and (iii) any entity whose underlying assets include plan assets by reason of such an employee benefit plan’s or plan’s investment in the entity.
The Plan Assets Regulation defines the term “publicly-offered security” as a security that is “widely-held,” “freely transferrable” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation. The Company believes that, and will proceed on the basis that, based on the applicable facts and circumstances, the Common Shares constitute “publicly-offered securities” within the meaning of the Plan Assets Regulation. Plans and their fiduciaries considering the purchase of Common Shares should consult with their own advisers if they have any questions regarding the foregoing.
If the assets of the Company were deemed to be “plan assets” under the Plan Assets Regulation, the obligations and other responsibilities of Plan sponsors, Plan fiduciaries and Plan administrators, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be Plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers). Among other consequences, if the assets of the Company were deemed to be “plan assets,” this could result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Plan any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
Each prospective investor that is, or is acting on behalf of any employee benefit plan or other plan that is subject to ERISA or Section 4975 of the Code or to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, collectively referred to herein as Similar Laws, must independently determine that our Common Shares are an appropriate investment for such investor, taking into account any obligations under ERISA, the Code and applicable Similar Laws.
Taxation as a RIC
We have elected and intend to qualify annually for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, at least 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.
We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each tax year;
•derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the tax year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those years.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.
We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.
Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.k-fit.com. Information contained on our website is not incorporated into this annual report on Form 10-K and shareholders should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.    Risk Factors.
Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this annual report on Form 10-K, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
•We are a relatively new company and have a limited operating history.
•Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•Although we have adopted a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
•We may experience fluctuations in our quarterly results.
•Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•We are subject to certain risks related to the Warehousing Transaction (as defined herein).
•We are exposed to risks associated with changes in interest rates.
•Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
•A lack of liquidity in certain of our investments may adversely affect our business.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
•We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
•When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
•An investment in our Common Shares will have limited liquidity.
•Investing in our shares involves a high degree of risk.

Risks Related to Our Business and Structure
We are a relatively new company and have a limited operating history.
The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case..
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report on Form 10-K.
Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.
Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Adviser. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Adviser, as well as its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, each of the Advisory Agreement and Administration Agreement with the Adviser has termination provisions that allow the parties to terminate the agreements without penalty. The Advisory Agreement and the Administration Agreement may each be terminated at any time, without penalty, by the Adviser, upon 60 days’ notice to us. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Adviser and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
Any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.
The Adviser is an investment adviser jointly operated by KKR Credit and by an affiliate of FS Investments. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. KKR Credit’s and FS Investments’ individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser to the Company. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which KKR Credit and FS Investments have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other BDCs.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fails to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. If there is a decrease in the number of new investment opportunities in U.S. middle-market companies like there was as a result of the COVID-19 pandemic during 2020, and if such conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Adviser can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by the Adviser or its affiliates. Although the Adviser allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not and will not be publicly traded or actively traded on a secondary market. As a result, the Adviser, having been designated by the Board as the party responsible for applying the valuation methods, values these securities at least quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with calculating a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Valuation of Portfolio Investments and Determination of Net Asset Value.”
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
Although the price investors in the Private Offering pay for Common Shares will generally be based on the NAV per share as of the last calendar day of the applicable month (plus any applicable sales load and placement agent fees), the most recent NAV per share of such Common Shares for the month in which an investor makes its investment decision may be significantly different. In addition, investors will not know the exact price of shares in any quarterly tender offer conducted by the Company until after the expiration of the applicable tender offer. In light of the foregoing, an investor may receive shares based on a NAV different than, or tender shares based on a NAV greater than, the NAV per share available publicly at the time the relevant investor submitted their purchase order or tendered their shares, as applicable.
There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Shares. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will reduce shareholders’ tax basis in our shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to holders of Common Shares or Preferred Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution would constitute a return of shareholders’ investments, rather than a return of earnings or gains derived from our investment activities, that would reduce shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser has no obligation to waive fees or receipt of expense reimbursements, if any.
Although we have adopted a discretionary share repurchase program, we have discretion to not repurchase shares or to suspend the program.
Our Board of Trustees may amend or suspend the share repurchase program at any time in its discretion. Shareholders may not be able to sell their shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our organizational documents or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our discretionary share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our discretionary share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase Common Shares at a price that is lower than the price that a shareholder paid for the Common Shares. As a result, to the extent a shareholder has the ability to sell its Common Shares pursuant to our share repurchase program, the price at which a shareholder may sell Common Shares, which will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter (subject to the Early Repurchase Deduction), may be lower than the amount a shareholder paid in connection with the purchase of Common Shares in the Private Offering.
The price at which we may repurchase Common Shares pursuant to our discretionary share repurchase program is determined in accordance with the Adviser’s valuation policy and, as a result, there may be uncertainty as to the value of our Common Shares.
Since our Common Shares are not publicly traded, and we do not intend to list our Common Shares on a national securities exchange, the fair value of our Common Shares may not be readily determinable. Any repurchase of Common Shares pursuant to our discretionary share repurchase program will be at a price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our Common Shares require significant management judgment or estimation.

In connection with the determination of the fair value of our Common Shares, investment professionals from the Adviser may use valuations based upon our most recent financial statements and projected financial results. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s Base Management Fee is based, in part, on our net assets and our Incentive Fees will be based, in part, on unrealized losses.
Economic events that may cause our shareholders to request that we repurchase their Common Shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the United States and/or elsewhere or globally, including as a result of inflation or higher interest rates, actual or perceived instability in the U.S. banking system or market volatility, could cause our shareholders to seek to sell their Common Shares to us pursuant to our discretionary share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
A significant volume of repurchase requests in a given period may in the future cause requests to exceed the planned 5% quarterly limit under our discretionary share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period. In addition, certain significant shareholders may be subject to a form of lock-up agreement with respect to their Common Shares or otherwise choose to not participate in our quarterly tender offers until a future date, at which time such shareholder’s participation in any particular quarterly tender offer may result in a material reduction in the amount of repurchase requests from other shareholders being satisfied in such quarterly tender offer.
It may be difficult to bring suit or foreclosure in non-U.S. countries.
Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost are and will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
We may not be able to obtain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we are and will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
The Adviser will assess sustainability-related risks on an investment-by-investment basis. The likely impacts of sustainability-related risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The nature and scope of the Adviser’s sustainability-related diligence, if any, will vary depending on the investment opportunity but may include a review of, among other things, environmental management, social management, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. The negative impacts of sustainability-related risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability-related risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability-related risks from materializing in respect of the Company.

The likely impact on the returns of the Company from an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The sustainability information used to evaluate sustainability-related risks may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial sustainability criteria means a wide variety of outcomes are possible. The data may not adequately address significant sustainability factors. The risk analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited. Selecting and evaluating sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. Further, sustainability considerations are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Adviser may not accurately or fully anticipate such evolution.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Certain ERISA-Related Risks
Investment in our Common Shares is open to employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code. We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Assets Regulation. In this regard, under the Plan Assets Regulation, we believe that, and will proceed on the basis that, all classes of our equity securities are considered “publicly offered securities’ within the meaning of the Plan Assets Regulation, such that our assets should not be deemed to constitute “plan assets” under the Plan Assets Regulation.
If the assets of the Company were deemed to be “plan assets” under the Plan Assets Regulation, the obligations and other responsibilities of sponsors, fiduciaries and administrators of employee benefit plans and other plans that are subject to ERISA and Section 4975 of the Code, and of parties in interest and disqualified persons, under Parts 1 and 4 of Subtitle B of Title I of ERISA and Section 4975 of the Code, as applicable, may be expanded, and there may be an increase in their liability under these and other provisions of ERISA and the Code (except to the extent (if any) that a favorable statutory or administrative exemption or exception applies); in addition, various providers of fiduciary or other services to the entity, and any other parties with authority or control with respect to the entity, could be deemed to be plan fiduciaries or otherwise parties in interest or disqualified persons by virtue of their provision of such services (and there could be an improper delegation of authority to such providers). Among other consequences, if the assets of the Company were deemed to be “plan assets,” this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the applicable plan any profit realized on the transaction and (ii) reimburse the benefit plan investor (as defined in the Plan Assets Regulation) for any losses suffered by the benefit plan investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of benefit plan investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in first lien, senior secured loans, senior secured bonds, ABF Investments and, to a lesser extent, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

First Lien, Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
Investments in Asset-Based Finance Opportunities. We intend to invest up to 30% of our total assets (net assets plus borrowings for investment purposes) in ABF Investments through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our Common Shares. We may not be able to promptly withdraw our investment in these ABF Investment opportunities, which may result in a loss to us and adversely affect our investment returns.
Subordinated Debt. Any subordinated debt investments we make will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Derivatives and Other Similar Instruments. We may invest from time to time in derivatives and other similar instruments (referred to collectively in this section as “derivatives”), including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including but not limited to: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the risk from potential adverse market movements in relation to our derivatives positions, or the risk that markets could experience a change in volatility that adversely impacts our portfolio returns and our obligations and exposures; the possible default of the counterparty to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Counterparty risk also refers to the related risks of having concentrated exposure to such a counterparty. Derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of loss. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain. Changes in the value of a derivative may also create margin delivery or settlement payment obligations. Derivative investments are also subject to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, system failures, inadequate controls, and human errors. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

•Below investment grade securities will frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
•The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.
“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Asset-backed securities and structured products present additional risks.
We invest and will invest significantly in opportunities to directly finance certain financial and hard assets including asset-backed securities, or ABSs, and other structured products, which are securities and instruments backed by mortgages, including commercial mortgage-backed securities, trade claims, installment sale contracts, credit card receivables or other assets and which include collateralized debt obligations. The investment characteristics of ABSs differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the principal can be prepaid at any time because the underlying loans or other assets generally can be prepaid at any time. ABSs are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABSs backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABSs. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABSs could not have a proper security interest in all of the obligations backing such ABSs. Therefore, there is a possibility that recoveries on repossessed collateral will not, in some cases, be available to support payments on these securities. The risk of investing in ABSs is ultimately dependent upon payment of consumer loans by the debtor. The collateral supporting ABSs is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABSs are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement as well as by the expiration or removal of any credit enhancement.
In addition, investments in subordinated ABSs involve greater credit risk of default than the senior classes of the issue or series. Default risks are further pronounced in the case of ABSs secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
We are subject to certain risks related to the Warehousing Transaction.
We may not be able to consummate or realize the anticipated benefits from the Warehousing Transaction (as defined below). Under the Warehousing Transaction, we have agreed to purchase assets from the Financing Provider (as defined below) at prices based on cost plus adjustments, fees or other amounts designed to compensate the Financing Provider for holding the assets before we purchase them from the Financing Provider. As a result, we will pay additional costs in connection with acquiring assets through the Warehousing Transaction compared to purchasing them directly.
The purchase of assets from the Financing Provider will be at prices determined under the Cliffwater Facility Agreement (as defined below) regardless of the assets’ market prices at the time of acquisition. As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.
We may not be able to raise sufficient funds to purchase all of the assets in the Warehousing Transaction. In such case, we may determine to purchase some but not all of the assets held by the Financing Provider. There is no guarantee that the assets we purchase through the Warehousing Transaction will ultimately be the best performing assets of those available. Even if we have sufficient funds to purchase the assets in the Warehousing Transaction, we may not have sufficient funds to make other investments. We may also borrow to obtain funds necessary to purchase assets in the Warehousing Transaction. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Warehousing Transaction.”
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Common Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Adviser. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, shareholders bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.
We generally will not control our portfolio companies.
We do not control, and do not expect to control, most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. While most of our investments are not and will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our NAV for a given period.
We are exposed to risks associated with changes in interest rates.
We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our shareholders. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income and results of operations.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on any debt securities, or pay distributions on Preferred Shares, and the rate at which we invest these funds. Any increases in interest rates will make it more expensive to use debt to finance our investments and to refinance any financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio more favorably for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate in the Advisory Agreement and may result in a substantial increase of the amount of Incentive Fees payable to the Adviser with respect to pre-Incentive Fee net investment income.
Any second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.
Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
A covenant breach or other default by our portfolio companies may adversely affect our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Investing in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in the Company underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, the Company’s value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle-market companies:
•may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
We may not realize gains from our equity investments.
Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Any investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
A lack of liquidity in certain of our investments may adversely affect our business.
We have invested and intend to continue to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
We may not have the funds or ability to make additional investments in our portfolio companies.
We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.
Our investments may include original issue discount and payment-in-kind instruments.
We have invested in original issue discount or payment-in-kind, or PIK, instruments and intend to continue to do so. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income Incentive Fees at a compounding rate;
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
We may use a wide range of investment techniques that could expose us to a diverse range of risks.
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.
A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.
Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.
Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.
We have entered and may enter into additional repurchase agreements or reverse repurchase agreements.
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” The Company’s use of reverse repurchase agreements involves many of the same risks involved in the Company’s use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that the Company has sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, the Company may be adversely affected. Also, in entering into reverse repurchase agreements, the Company would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, the Company may be worse off than if it had not used such instruments.
We may enter into securities lending agreements.
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the

Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.
Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.
We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.
We have in the past invested in foreign currency forward contracts to hedge against foreign currency risks and may in the future seek to hedge against interest rate and continue to seek to hedge against currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
Technological innovations and industry disruptions may negatively impact us.
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
Syndication of Co-Investments.
From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.
Risks Related to the Adviser and Its Affiliates; Conflicts of Interest
The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest as a result of compensation arrangements with us and the Adviser, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an Incentive Fee that is based on the performance of our portfolio and an annual base management fee that is based on the average monthly value of our net assets. Because the Incentive Fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average monthly value of our net assets, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average monthly value of our net assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of the Common Shares. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
We may be obligated to pay the Adviser incentive compensation on income that we have not received.
Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an Incentive Fee on income we never received. For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an Incentive Fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive a portion of our Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any Incentive Fees on Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an Incentive Fee on income we never received.
There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Adviser is also the investment adviser to each of FSK and K-FIT, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with KKR Credit or FS Investments. The Adviser and its employees may devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees may not be devoted exclusively to our business, but may be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under the Co-Investment Exemptive Order, which will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. While the terms of the Co-Investment Exemptive Order require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
Our shares may be purchased by the Adviser or its affiliates.
The Adviser and its affiliates have purchased and expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s senior management team, including personnel of KKR Credit or FS Investments, could adversely affect our financial condition, business and results of operations.
The compensation we pay to the Adviser is determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.
The Advisory Agreement was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.
The Placement Agents’ influence on the Private Offering gives them the ability to increase the fees payable to the Adviser.
The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Placement Agents, which are affiliates of the Adviser, may be incentivized to raise more proceeds in the Private Offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser. See “Item 13. – Certain Relationships and Related Transactions, and Trustee Independence.”
The Adviser’s liability is limited under each of the Advisory Agreement and the Administration Agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to each of the Advisory Agreement and the Administration Agreement, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser is not liable to us for their acts under the Advisory Agreement and the Administration Agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the Advisory Agreement or the Administration Agreement, as applicable. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Business Development Companies
Failure to maintain our status as a BDC would reduce our operating flexibility.
We have elected to be regulated as a BDC under the 1940 Act. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
We intend to use the net proceeds from the Private Offering to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into, (3) fund repurchases under our discretionary share repurchase program, and (4) for general corporate purposes, including paying operating expenses and other various fees and expenses such as base management fees and incentive fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or additional equity financing in the future to operate. We may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions are therefore not available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.
Regulations governing our operation as a BDC and a RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including issuing additional series of Preferred Shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our ability to issue different types of securities is also limited. Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
We have borrowed and expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying or maintaining our qualification as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Any Preferred Shares that we may issue would be another form of leverage and rank “senior” to our Common Shares in our capital structure. Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of our Common Shares, and the issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares to receive distributions would be senior to those of holders of shares of Common Shares. We do not anticipate issuing any additional series of Preferred Shares in the next 12 months.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities. If we raise additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of our shareholders at that time will decrease, and holders of our Common Shares might experience dilution.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Trustees who are not interested persons. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of a majority of our Trustees who are not interested persons. The Co-Investment Exemptive Order from the SEC permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we are subject to the diversification requirements applicable to RICs under Subchapter M of the Code.
Risks Related to Debt Financing
We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our Common Shares and may increase the risk of investing in our Common Shares.
The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our Common Shares. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our shareholders, will experience increased risks of investing in our Common Shares. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our Common Shares to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Adviser. See “Risks Related to the Adviser and its Affiliates—The Adviser and its affiliates, including our officers and some of our Trustees, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interests of our shareholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $789.9 thousand in total assets, (ii) a weighted average cost of funds of 7.33%, (iii) $400.0 thousand in debt outstanding and (iv) $357.3 thousand in shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to shareholders	(30.31)%	(19.26)%	(8.21)%	2.85%	13.90%
Similarly, assuming (i) $789.9 thousand in total assets, (ii) a weighted average cost of funds of 7.33% and (iii) $400.0 thousand in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 3.71% in order to cover the annual interest payments on our outstanding debt.
When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not use leverage. Such a decline could negatively affect our ability to make distributions on our Common Shares or any outstanding Preferred Shares. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use leverage to finance our investments. The amount of leverage that we employ depends on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board of Trustees, a majority of whom are Independent Trustees with no material interests in such transactions.
We have also entered, and may continue to enter, into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Company enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Company’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Company’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Company’s yield.
Although use of leverage by the Company has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the investors may be subordinated to the interests of the Company’s lenders or debtholders.
Any future credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may default under our credit facilities.
In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Provisions in a credit facility may limit our investment discretion.
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We or any of our special purpose vehicle subsidiaries may pledge up to 100% of our or their assets and may grant a security interest in all of our or their assets under the terms of any debt instrument we enter into with lenders. Any security interests we grant are set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve our investment objective or for other reasons, such as cash management, financing activities or to hedge our positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
Furthermore, our ability to successfully use derivatives depends on the Adviser’s ability to predict pertinent securities prices, interest rates, currency exchange rates and other economic factors, which cannot be assured. Additionally, segregated liquid assets, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivatives are not otherwise available to us for investment purposes.
Rule 18f-4 under the 1940 Act, or the Derivatives Rule, provides a comprehensive framework for the use of derivatives by BDCs. The Derivatives Rule permits BDCs, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act. The Derivatives Rule also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the Derivatives Rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.
BDCs that do not qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Board and periodically reviews the DRMP and reports to the Board. We have implemented a derivatives risk management program because we expect that we will initially not qualify as a “limited derivatives user” (defined below).
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a BDC that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule) (a “limited derivatives user”), provided that the BDC establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold.
The requirements of the Derivatives Rule may limit our ability to engage in derivatives transactions as part of our investment strategies. These requirements may also increase the cost of our investments and cost of doing business, which could adversely affect the value of our investments and/or our performance. The rule also may not be effective to limit our risk of loss. In particular, measurements of VaR rely on historical data and may not accurately measure the degree of risk reflected in our derivatives or other investments. There may be additional regulation of the use of derivatives transactions by BDCs, which could significantly affect our use. The ultimate impact of the regulations remains unclear. Additional regulation of derivatives transactions may make them more costly, limit their availability or utility, otherwise adversely affect their performance or disrupt markets.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Incentive Fee hurdle rate and may result in a substantial increase in the amount of Incentive Fees payable to the Adviser with respect to pre-Incentive Fee net investment income.
We may form one or more CLOs, which may subject us to certain structured financing risks.
To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-

collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
Federal Income Tax Risk
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure shareholders that we would qualify for any such relief should we fail either the income source or asset diversification requirements.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
The characterization of distributions to shareholders is determined in accordance with federal income tax rules, which may differ from GAAP due to temporary and permanent differences in the recognition of income and expenses. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or interest income from investments that have been classified as non-accrual for financial reporting purposes. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the RIC income source requirements.
Some of our investments may be subject to corporate-level income tax.
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. Furthermore, to the extent the taxable subsidiaries have an unrealized gain or a realized gain for an equity investment, we may be required to accrue and/or pay federal and state corporate income taxes related to such unrealized or realized gains. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
Our portfolio investments may present special tax issues.
The Company invests in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments and certain equity securities may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated as a “publicly offered regulated investment company” as a result of our Common Shares being held by at least 500 persons at all times during a taxable year, no certainty can be provided that we will be so treated for each taxable year. If we are not so treated, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
Risks Related to an Investment in the Common Shares
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of shareholders’ investment in us may be reduced in the event our assets under-perform.
Our continuous offering is being made on a “best efforts” basis, whereby the Placement Agents and broker-dealers participating in the offering are only required to use their best efforts to sell our Common Shares and have no firm commitment or obligation to purchase any of the Common Shares. As a result, the amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the Private Offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for shareholders’ investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
We may have difficulty paying distributions and the tax character of any distributions is uncertain.
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us as a BDC under the 1940 Act, we may be limited in our ability to make distributions. In addition, to the extent that we have entered into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will reduce such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our Common Shares has and will have limited liquidity.
Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange, and we do not currently intend to do so. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.
There are restrictions on the ability of holders of our Common Shares to transfer shares, including restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment our Common Shares and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Shares. As such, absent an effective registration statement covering our Common Shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and in accordance with the terms of the applicable Subscription Agreement. Our Common Shares have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.
Certain investors are and will be subject to Exchange Act filing requirements.
Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares has to be disclosed in a Schedule 13D or Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to reporting under Section 16(a) of the Exchange Act and to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
Shareholders may experience dilution.
All distributions declared in cash payable to holders of Common Shares that are participants in our distribution reinvestment plan are generally automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After a shareholder purchases Common Shares, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in the Private Offering or future public or private offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after a shareholder purchases in the Private Offering, such shareholder’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.
Investing in our shares involves a high degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
The NAV of our shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;

•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of our adviser or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
General Risk Factors
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our Independent Trustees.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed.

Uncertainty regarding the new presidential administration’s agenda with respect to legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
Uncertainty about U.S. federal government initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
For example, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could, in turn, materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of an investment in the Company. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.
The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company and/or the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held in accounts at U.S. banking institutions. Cash held by us and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation, or the FDIC, insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our portfolio companies’ banking relationships as necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our or our portfolio companies’ respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
We and the Adviser could be the target of litigation, and extensive regulation of the Adviser’s and its affiliates’ business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.
We and the Adviser could become the target of securities class action litigation or other similar claims if the value of the Common Shares fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
In addition, the Adviser’s and its affiliates’ business is subject to extensive regulation, legislative focus and regulatory scrutiny, and their respective compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which the Adviser and/or its affiliates operate around the world.
Any of these governmental and regulatory authorities may challenge the Adviser’s, its affiliates’ and their respective employees’ compliance with any applicable laws and regulations, and the Adviser, its affiliates and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co., certain of its subsidiaries and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or result in adverse limitations or prohibitions on the Adviser’s ability to conduct its business. In addition, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.
Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our share value.
Shareholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Trustees, or arise in a variety of situations, has increased in the BDC space in recent years. We may in the future become the target of shareholder activism, which could result in substantial costs and divert management’s and our Board of Trustees’ attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist shareholder matters. Further, the valuation of our Common Shares could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we or the Adviser may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As an SEC-reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and are required on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for an investment in our shares.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. We, the Adviser, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Adviser, a portfolio company or a counterparty to us, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser, as an affiliate of FS Investments. The Company also relies on the communications and systems of other third-party service providers. FS Investments has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including the Company and its operations.
Cybersecurity Program Overview
FS Investments has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. FS Investments actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on FS Investments to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company is also included in the FS Investments risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of FS Investments’ third-party risk management, legal, information technology, and compliance personnel of the Adviser and FS Investments, including the Chief Information Security Officer, or the CISO, of FS Investments, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the Board of Trustees of the Company, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the FS Investments CISO and the Company’s Chief Compliance Officer, or the CCO, regarding the overall state of the FS Investments cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over fifteen years of experience in activity managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since its inception in 2023 and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser and FS Investments.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112, where we occupy office space pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3.    Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Shares are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and/or Regulation D thereunder or Regulation S under the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.
Because Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Investors may generally Transfer their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws and compliance with the terms of the Subscription Agreement. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee will be required to execute a Subscription Agreement pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, investors must be willing to bear the economic risk of investment in the Common Shares until we are liquidated.
Holders
As of February 28, 2025, we had 2,127 record holders of our Common Shares.
Sales of Unregistered Securities
We have entered into Subscription Agreements with investors and expect to enter into additional Subscription Agreements with additional investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, Class S shares in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act. We relied, in part, upon representations from each participating investor in the relevant Subscription Agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the year ended December 31, 2024 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the Valuation Date, which will be the last calendar day of the applicable quarter. Shareholders should keep in mind that if they tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to the 2% Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
Shareholders may tender all of the Common Shares that they own in connection with any of our discretionary quarterly tender offers. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis.

All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market. We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a shareholder requests to have repurchased. If we do not repurchase the full amount of shares that a shareholder has requested to be repurchased, or we determine not to make repurchases of our shares, such shareholder will likely not be able to dispose of its shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Repurchases of shares from shareholders by the Company in connection with the discretionary quarterly tender offers will be paid in cash within 65 days of the expiration of the applicable tender offer, after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by the Company of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline.
On December 2, 2024, we commenced a tender offer, or the December 2024 Tender Offer, pursuant to which we offered to repurchase up to 513,381 Common Shares tendered prior to 11:59 p.m., E.T. on December 30, 2024, or the December 2024 Tender Offer Expiration Date. There were 35,149 Common Shares validly tendered by shareholders prior to the December 2024 Tender Offer Expiration Date.
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program in connection with tender offers that expired during the three months ended December 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
December 2, 2024	December 30, 2024	$25.40	35,149	$876
See Note 3 to our consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
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
See Note 3 to our consolidated financial statements included herein for more information regarding the Series A Preferred Shares.
Item 6.    Reserved.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” below for a discussion of the uncertainties, risks and assumptions associated with these statements. Shareholders should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this annual report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:
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
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
•changes in the economy;
•geo-political risks;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and
•future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Shareholders should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on April 19, 2023, we are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement. The Adviser is registered as an investment adviser with the SEC. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. We commenced operations concurrent with the initial closing on the Seed Contribution on February 27, 2024.
The Adviser oversees (subject to the oversight of the Board, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser the Base Management Fee as well as an Incentive Fee based on our investment performance.
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
We principally generate revenues in the form of interest income on the debt investments and ABF Investments we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
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
Except as provided in the Administration Agreement and the Advisory Agreement, we bear all expenses of our operations and transactions, including all other expenses incurred by the Adviser in performing services for us and administrative personnel paid by the Adviser, subject to the limitations included in the Advisory Agreement and the Administration Agreement. See Note 4 to our consolidated financial statements included herein for more information regarding the expenses borne by us and, thus, our shareholders.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of December 31, 2024, we had incurred organizational and offering expenses of $760 and $1,773, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Expense Support and Conditional Reimbursement
We have entered into the Expense Support Agreement with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4 to our consolidated financial statements included herein for more information regarding the Expense Support Agreement.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us are referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) our net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued Incentive Fee on Capital Gains on unrealized appreciation) and (ii) our net capital gains.
For the years ended December 31, 2024 and 2023, the Adviser has agreed to pay $2,215 and $0, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.

Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	5.48%
Distribution/Servicing Fees(6)	0.85%
Organizational and offering costs(7)	0.04%
Other expenses(8)	0.57%
Total annual expenses	8.19%
Waiver of management and subordinated income incentive fees(3)	(0.31)%
Net annual expenses	7.88%
_______________
(1)If Class S shares are purchased through certain financial intermediaries, they may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine. Class S shares will be subject to a maximum sales load of up to 3.0% of the offering price, or may forgo a sales load in favor of a brokerage commission imposed by a selling agent. Certain participating broker-dealers in the Private Offering may offer Class S shares subject to a placement agent fee of 0.50% of the offering price, and up to 1.5%, provided that the sum of the sales load and placement agent fee will not exceed 3.5% of the offering price. Investors should consult with their selling agents about the upfront placement fees or brokerage commissions and any additional fees or charges their selling agents might impose.
(2)Amount assumes that we sell $753.2 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $730.6 million, resulting in estimated average net assets of $722.6 million based on current asset levels. That amount also assumes that we borrow funds of approximately 75% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $753.2 million worth of Class S shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the Base Management Fee and Subordinated Incentive Fee on Income through March 31, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of December 31, 2024. At December 31, 2024, the weighted average effective interest rate for total outstanding debt was 7.33%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
Our ability to incur leverage during the following twelve months depends, in large part, on the amount of money we are able to raise through the sale of Class S shares in the Private Offering and capital markets conditions.
(6)Distribution/Servicing Fees reflect an annual shareholder servicing and/or distribution fee of 0.85% per annum of the NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The Distribution/Servicing Fees will accrue daily and be paid monthly beginning on the first day of the applicable month.
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $0.3 million if we raise $753.2 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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

Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 75% of our average net assets):

Share Class	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$1,053	$2,548	$3,949	$7,077
You would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,111	$2,699	$4,168	$7,377
_______________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by SEC rules, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the Incentive Fee on Capital Gains from the Advisory Agreement but does not include the Subordinated Incentive Fee on Income under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
Portfolio Investment Activity for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2024:

For the Year Ended
Net Investment Activity	December 31, 2024
Purchases	$459,540
Sales and Repayments	(19,932)
Net Portfolio Activity	$439,608

	For the Year Ended
	December 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$392,617	85%	$8,886	45%
Asset Based Finance	66,923	15%	11,046	55%
Total	$459,540	100%	$19,932	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$384,043	$385,040	87.1%
Asset Based Finance	56,158	56,839	12.9%
Total	$440,201	$441,879	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024:

December 31, 2024
Number of Portfolio Companies	65
% of Direct Originations in Investment Portfolio	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	93.8%
% Fixed Rate Debt Investments (based on fair value)(1)	4.7%
% Other Income Producing Investments (based on fair value)(2)	0.9%
% Non-Income Producing Investments (based on fair value)	0.6%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.7%
Weighted Average Annual Yield on All Debt Investments(4)	9.7%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
For the year ended December 31, 2024, our total return based on NAV was 8.16%. See footnote 5 to the table included in Note 12 to our consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024:

	December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$30,967	7.0%
Commercial & Professional Services	66,472	15.0%
Consumer Durables & Apparel	5,645	1.3%
Consumer Services	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,203	1.4%
Financial Services	40,738	9.2%
Health Care Equipment & Services	87,245	19.8%
Insurance	61,906	14.0%
Materials	18,997	4.3%
Real Estate Management & Development	23,491	5.3%
Software & Services	39,704	9.0%
Technology Hardware & Equipment	1,320	0.3%
Transportation	11,607	2.6%
Utilities	947	0.2%
Total	$441,879	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2024:

	December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio
1	$437,871	99%
2	4,008	1%
3	—	—
4	—	—
Total	$441,879	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Revenues
Our investment income for the year ended December 31, 2024 was as follows:

	Year Ended December 31,
	2024
	Amount		Percentage of Total Income
Interest income	$17,312		90.0%
Paid-in-kind interest income	392	0	2.0%
Fee income	1,344		7.0%
Dividend income	197		1.0%
Total investment income(1)	$19,245		100.0%
___________
(1)Such revenues represent $18,667 of cash income earned as well as $578 in non-cash portions relating to accretion of discount and PIK interest for the year ended December 31, 2024. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.

Expenses
Our operating expenses for the year ended December 31, 2024 were as follows:

Year Ended December 31,
2024
Management fees	$1,935
Subordinated income incentive fees	2,223
Capital gains incentive fees	219
Interest expense	1,065
Administrative services expenses	823
Distribution/servicing fees	1,031
Share transfer agent fees	314
Accounting and administrative fees	66
Audit expense	470
Other expenses	615
Total operating expenses	8,761
Management and incentive fee waivers	(4,158)
Expense waiver	(2,215)
Net operating expenses	$2,388
The following table reflects selected expense ratios as a percent of average net assets for the year ended December 31, 2024:

Year Ended December 31,
2024
Ratio of operating expenses to average net assets	5.28%
Ratio of expense waivers to average net assets(1)	(3.84)%
Ratio of net operating expenses to average net assets	1.44%
Ratio of net incentive fees and interest expense to average net assets(1)	0.77%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.67%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
Net Investment Income
Our net investment income totaled $16,857 ($2.58 per share) for the year ended December 31, 2024.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the year ended December 31, 2024 were as follows:

Year Ended December 31,
2024
Net realized gain (loss) on investments(1)	$—
Net realized gain (loss) on foreign currency forward contracts	(7)
Net realized gain (loss) on foreign currency	(46)
Total net realized gain (loss)	$(53)
______________
(1)We sold investments and received principal repayments of $0 and $19,932, respectively, during the year ended December 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the year ended December 31, 2024 were as follows:

Year Ended December 31,
2024
Net change in unrealized appreciation (depreciation) on investments	$1,678
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	141
Net change in unrealized gain (loss) on foreign currency	(10)
Total net change in unrealized appreciation (depreciation)	$1,809
Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended December 31, 2024, the net increase in net assets resulting from operations was $18,613 ($2.80 per share).
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
As of December 31, 2024, we had $10,263 in cash and foreign currency, which we held in custodial accounts, and $329,653 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $88,491 and unfunded equity/other commitments of $8,755. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $70,347. As of December 31, 2024, our asset coverage ratio as calculated under the 1940 Act was 608%.
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2024:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$20,347	(3)	$129,653	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	50,000		200,000	December 24, 2029
Total			$70,347		$329,653
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Canadian dollars. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by both the currency advanced and certain classifications of the assets financed by the advances. During the reinvestment period, the applicable margin can range from 1.75% to 2.70%; following the reinvestment period, each applicable margin increases by 0.50%.
See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected and intend to qualify annually for federal income tax purposes to be treated as a RIC under Subchapter M of the Code. In order to maintain our qualification as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year generally can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the year ended December 31, 2024 represented a return of capital.

We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the year ended December 31, 2024:

	For the Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.20
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.20
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.20
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.08
Total				$1.64
See Note 5 to our consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments
Distributions
On January 10, 2025, the Board declared a distribution of $0.20 per Common Share, which was paid on February 26, 2025 to shareholders of record as of the close of business on January 31, 2025. On February 11, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about March 27, 2025 to shareholders of record as of the close of business on February 28, 2025. On March 10, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Additionally, on March 10, 2025, the Board declared a special distribution of $0.08 per Common Share, payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2025, we issued and sold 1,648,868 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $41,881.
On February 3, 2025, we issued and sold 1,305,177 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $33,204.
On March 3, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $46,782. The final number of Common Shares issued as of March 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2025.

Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our consolidated financial statements included herein.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our consolidated financial statements included herein.
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.02% of our total assets.
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
•the Adviser then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-

party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
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
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of our investments.
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
See Note 8 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the year ended December 31, 2024.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund and CCLF Holdings (D34) LLC, or, together, the Financing Provider, under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On May 9, 2024, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater and the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
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
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, the consideration under this clause (iii), or the Additional Consideration.
(B) Following fulfillment of the conditions precedent to the Company’s obligations to purchase any loans under the Cliffwater Facility Agreement, the Company will purchase such loans owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the par amount of such loan plus, without duplication, (ii) PIK interest accrued during the Holding Period and PIK interest accrued but not capitalized prior to the Holding Period minus (iii) the sum of (x) OID, upfront fees and other similar fees on account of such purchase loan (all of which are attributable to the

Holding Period) plus (y) any termination fees or other similar fees during the Holding Period plus (iv) solely to the extent that such loan has paid OID, upfront fees or other similar fees, the Additional Consideration.
(C) Similarly, following fulfillment of the conditions precedent to the Company’s obligations to purchase any unfunded commitments under the Cliffwater Facility Agreement, the Company will purchase such assets owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) zero plus (ii) solely to the extent that such unfunded commitment has paid OID, upfront fees or other similar fees, the Additional Consideration minus (iii) OID, upfront fees and other similar fees on account of such unfunded commitment. The above purchase price calculations are subject to adjustment in certain circumstances under the Cliffwater Facility Agreement.
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
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
The portfolio investments expected to be purchased by the Company from time to time pursuant to the Cliffwater Facility Agreement are expected to generally consist of directly originated loans to middle-market U.S. companies consistent with the Company’s investment objective and investment strategies. There are no material differences between the underwriting standards used in the acquisition of the portfolio investments the Company expects to acquire pursuant to the Cliffwater Facility Agreement and the underwriting standards to be employed by the Adviser on the Company’s behalf for any other portfolio investments to be acquired or held by the Company from time to time.
As of December 31, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the year ended December 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $117,914 from the Financing Provider. As of December 31, 2024, $21,369 of these purchases are included in payable for investments purchased in the consolidated statement of assets and liabilities. For the period from January 1, 2025 through March 7, 2025, the Company purchased investments, including unfunded commitments, with a cost of $23,206 from the Financing Provider.
As of March 7, 2025, there were six loans with an aggregate commitment par value of $19,252, inclusive of $3,369 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.

Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 93.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 4.7% were debt investments paying fixed interest rates, 0.9% were other income producing investments and the remaining 0.6% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the Subordinated Incentive Fee on Income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-Incentive Fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
Pursuant to the terms of the Senior Secured Revolving Credit Facility and the K-FITS Eiffel-1 Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(10,298)	$(1,759)	$(8,539)	(21.1)%
Down 200 basis points	(8,238)	(1,407)	(6,831)	(16.9)%
Down 150 basis points	(6,178)	(1,055)	(5,123)	(12.7)%
Down 100 basis points	(4,119)	(703)	(3,416)	(8.5)%
Down 50 basis points	(2,060)	(352)	(1,708)	(4.2)%
Up 50 basis points	2,060	352	1,708	4.2%
Up 100 basis points	4,119	703	3,416	8.5%
Up 150 basis points	6,178	1,055	5,123	12.7%
Up 200 basis points	8,238	1,407	6,831	16.9%
Up 250 basis points	10,298	1,759	8,539	21.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of December 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2024 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of December 31, 2024					Economic Hedging As of December 31, 2024
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pound Sterling		£2,670	$3,343	$3,333	$333		£2,670	$3,343
Canadian Dollars	C$	421	292	285	29	C$	—	—
Euros		€1,431	1,481	1,403	140		€1,431	1,481
Total			$5,116	$5,021	$502			$4,824
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility and under our K-FITS Eiffel-1 Credit Facility, which provide a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of December 31, 2024, the net contractual amount of our foreign currency forward contracts totaled $4,824, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2024, we had outstanding borrowings denominated in foreign currency of C$500 under our Senior Secured Revolving Credit Facility.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of KKR FS Income Trust Select
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of KKR FS Income Trust Select (the “Company”) as of December 31, 2024 and 2023, the schedule of investments as of December 31, 2024, the related consolidated statements of operations for the year ended December 31, 2024 and for the period April 19, 2023 (date of formation) through December 31, 2023, and the statements of changes in net assets, cash flows, the financial highlights for the year ended December 31, 2024, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations for the year ended December 31, 2024 and for the period April 19, 2023 (date of formation) through December 31, 2023, and the statements of changes in net assets, and cash flows and the financial highlights for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
San Francisco, California
March 13, 2025
We have served as the auditor of one or more investment companies within the group of investment companies since 2019.

KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$435,721 and $0, respectively)	$437,346	$—
Controlled/affiliated investments (amortized cost—$4,480 and $0, respectively)	4,533	—
Total investments, at fair value (amortized cost—$440,201 and $0, respectively)	441,879	—
Cash and cash equivalents	9,893	1
Foreign currency (amortized cost—$388 and $0, respectively)	370	—
Receivable for investments sold and repaid	235	—
Income receivable	2,661	—
Expense support receivable	1,206	—
Unrealized appreciation on foreign currency forward contracts	141	—
Deferred financing costs	3,649	—
Prepaid expenses and other assets	184	—
Total assets	$460,218	$1

Liabilities
Payable for investments purchased	$27,545	$—
Debt(1)	70,347	—
Shareholders’ distributions payable	3,939	—
Accrued capital gains incentive fee(2)	219	—
Administrative services expense payable	202	—
Distribution/servicing fees payable	213	—
Accrued accounting and administrative fees	30	—
Interest payable	105	—
Other accrued expenses and liabilities	336	—
Total liabilities	102,936	—
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 14,068,193 and 40 Class S shares issued and outstanding, respectively	141	—
Capital in excess of par value	355,586	1
Retained earnings (accumulated deficit)	1,555	—
Total shareholders’ equity	357,282	1
Total liabilities and shareholders’ equity	$460,218	$1
Net asset value per share of common shares at period end	$25.40	$25.00
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023(1)
Investment income
From non-controlled/unaffiliated investments:
Interest income	$17,214	$—
Paid-in-kind interest income	392	—
Fee income	1,344	—
Dividend income	197	—
From controlled/affiliated investments:
Interest income	98	—
Total investment income	19,245	—

Operating expenses
Management fees	1,935	—
Subordinated income incentive fees(2)	2,223	—
Capital gains incentive fees(2)	219	—
Interest expense(3)	1,065	—
Administrative services expense	823	—
Distribution/servicing fees	1,031	—
Share transfer agent fees	314	—
Accounting and administrative fees	66	—
Audit expense	470	—
Other general and administrative expenses	615	0
Total operating expenses	8,761	0
Management and incentive fee waivers	(4,158)	—
Expense waiver(4)	(2,215)	(0)
Net expenses	2,388	—
Net investment income	16,857	—

Realized and unrealized gain/loss
Net realized gain (loss) on foreign currency forward contracts	(7)	—
Net realized gain (loss) on foreign currency	(46)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	1,625	—
Controlled/affiliated investments	53	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	141	—
Net change in unrealized gain (loss) on foreign currency	(10)	—
Total net realized and unrealized gain (loss)	1,756	—
Net increase (decrease) in net assets resulting from operations	$18,613	$—

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$2.80	—
Weighted average shares outstanding	6,525,903	40
_______________
(1)Represents the period from April 19, 2023 (date of formation) through December 31, 2023.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(3)See Note 9 for a discussion of the Company’s financing arrangements.
(4)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Statement of Changes in Net Assets
(in thousands)

Year Ended
December 31, 2024
Operations
Net investment income (loss)	$16,857
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(53)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	1,819
Net change in unrealized gain (loss) on foreign currency	(10)
Net increase (decrease) in net assets resulting from operations	18,613

Shareholder distributions
Distributions to common shareholders	(16,734)
Distributions to preferred shareholders	(324)
Net decrease in net assets resulting from shareholder distributions	(17,058)

Capital transactions(1)
Issuance of capital	349,999
Reinvestment of shareholder distributions	5,727
Net increase (decrease) in net assets resulting from capital share transactions	355,726
Total increase (decrease) in net assets	357,281
Net assets at beginning of period	1
Net assets at end of year	$357,282
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Statement of Cash Flows
(in thousands)

Year Ended December 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,613
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(459,540)
Paid-in-kind interest	(392)
Proceeds from sales and repayments of investments	19,932
Net change in unrealized (appreciation) depreciation on investments	(1,678)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(141)
Accretion of discount	(201)
Amortization of deferred financing costs	120
Unrealized (gain)/loss on borrowings in foreign currency	(8)
(Increase) decrease in receivable for investments sold and repaid	(235)
(Increase) decrease in income receivable	(2,661)
(Increase) decrease in expense support receivable	(1,206)
(Increase) decrease in prepaid expenses and other assets	(184)
Increase (decrease) in payable for investments purchased	27,545
Increase (decrease) in accrued capital gains incentive fee	219
Increase (decrease) in administrative services expense payable	202
Increase (decrease) in distribution/servicing fees payable	213
Increase (decrease) in accrued accounting and administrative fees	30
Increase (decrease) in interest payable	105
Increase (decrease) in other accrued expenses and liabilities	336
Net cash provided by (used in) operating activities	(398,931)
Cash flows from financing activities
Issuance of capital	349,999
Issuance of preferred shares	1,439
Redemption of preferred shares	(1,700)
Distributions to common shareholders	(7,068)
Distributions to preferred shareholders	(63)
Borrowings under financing arrangements	155,355
Repayments under financing arrangements	(85,000)
Deferred financing costs paid	(3,769)
Net cash provided by (used in) financing activities	409,193
Total increase (decrease) in cash	10,262
Cash and foreign currency at beginning of period	1
Cash and foreign currency at end of year	$10,263
Supplemental disclosure
Reinvestment of shareholder distributions	$5,727
Interest paid during the period	$840

See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—107.8%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF+625	1.0%	5/7/27	$4,124	$4,124	$4,124
Affordable Care Inc	(f)(g)(i)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/28	8,290	8,305	8,279
Alera Group Intermediate Holdings Inc	(f)(g)(i)	Insurance	SF+525	0.8%	10/2/28	8,248	8,263	8,248
Amerivet Partners Management Inc	(f)(g)(i)	Health Care Equipment & Services	SF+525	0.8%	2/25/28	6,599	6,599	6,599
Arcfield Acquisition Corp	(f)	Capital Goods	SF+500	0.5%	10/28/31	10,441	10,441	10,499
Arcfield Acquisition Corp	(h)	Capital Goods	SF+500	0.5%	10/28/31	1,175	1,175	1,175
Ardonagh Group Ltd/The	(f)(j)	Insurance	SF+475	0.5%	2/17/31	683	673	689
Area Wide Protective Inc	(f)	Commercial & Professional Services	SF+475	1.0%	12/23/30	4,565	4,534	4,560
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF+475	1.0%	12/23/30	2,366	2,366	2,363
Avetta LLC	(f)(g)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	4,215	4,176	4,197
Avetta LLC	(h)	Software & Services	SF+450	0.5%	7/26/30	737	737	734
Avetta LLC	(h)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31	1,032	1,032	1,027
Cadence Education LLC	(f)(g)(i)	Consumer Services	SF+500	0.8%	5/1/31	2,295	2,285	2,298
Cadence Education LLC	(f)	Consumer Services	SF+500	0.8%	5/1/31	192	192	192
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/30	353	353	353
Cadence Education LLC	(h)	Consumer Services	SF+500	0.8%	5/1/31	408	408	408
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	1,950	1,936	1,946
Carrier Fire Protection	(f)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€484	519	500
Carrier Fire Protection	(f)	Financial Services	E+500	0.5%	7/1/31	55	59	57
Carrier Fire Protection	(h)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	$518	514	517
Carrier Fire Protection	(h)	Commercial & Professional Services	SF+500	0.5%	7/1/30	449	449	448
Carrier Fire Protection	(h)	Financial Services	E+500	0.5%	7/1/31	€10	10	10
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	$10,676	10,574	10,579
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF+500	0.8%	8/27/31	801	784	793
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	2,669	2,656	2,645
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF+500	0.8%	8/27/31	979	979	970
Community Brands Inc	(f)(g)(i)	Software & Services	SF+500	0.8%	7/1/31	5,156	5,111	5,155
Community Brands Inc	(h)	Software & Services	SF+500	0.8%	7/1/31	568	567	568
Community Brands Inc	(h)	Software & Services	SF+500	0.8%	7/1/31	1,456	1,456	1,456
CSafe Global	(f)(g)(i)	Transportation	SF+575	0.8%	12/14/28	9,050	9,050	9,141
CSafe Global	(f)	Transportation	SA+575	0.8%	12/14/28	£965	1,219	1,220
CSafe Global	(f)	Transportation	SF+575	0.8%	3/8/29	$504	504	504
CSafe Global	(h)	Transportation	SF+575	0.8%	3/8/29	216	216	216
Dental365 LLC	(f)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	196	194	196
Dental365 LLC	(f)(g)(i)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	8,321	8,333	8,321
Dental365 LLC	(f)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	1,979	1,963	1,979
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Dental365 LLC	(h)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	$1,767	$1,767	$1,767
Dental365 LLC	(h)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	3,327	3,327	3,327
DuBois Chemicals Inc	(f)(g)	Materials	SF+450	0.8%	6/13/31	11,324	11,270	11,352
DuBois Chemicals Inc	(h)	Materials	SF+450	0.8%	6/13/31	1,894	1,888	1,894
DuBois Chemicals Inc	(h)	Materials	SF+450	0.8%	6/13/31	1,894	1,888	1,898
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	1,318	1,332	1,320
Galway Partners Holdings LLC	(f)	Insurance	SF+450	0.8%	9/29/28	77	79	77
Galway Partners Holdings LLC	(f)(g)(i)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	8,096	8,114	8,096
Galway Partners Holdings LLC	(h)	Insurance	SF+450	0.8%	9/29/28	841	841	841
Gigamon Inc	(f)(g)(i)	Software & Services	SF+575	1.0%	3/9/29	4,123	4,123	4,008
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	8/18/31	107	107	106
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	11/17/31	5,946	5,932	5,887
Homrich & Berg Inc	(h)	Financial Services	SF+450	0.8%	8/18/31	1,320	1,320	1,307
Homrich & Berg Inc	(h)	Financial Services	SF+450	0.8%	11/17/31	7,136	7,136	7,064
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	0.8%	5/25/28	65	65	65
Insightsoftware.Com Inc	(f)	Software & Services	SF+525	1.0%	5/25/28	692	692	695
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	0.8%	5/25/28	228	228	229
Insightsoftware.Com Inc	(h)	Software & Services	SF+525	1.0%	5/25/28	222	222	222
Integrated Power Services LLC	(f)(g)(i)	Commercial & Professional Services	SF+450	0.8%	11/22/28	16,934	16,853	16,850
Integrity Marketing Group LLC	(f)(g)(i)	Insurance	SF+500	0.8%	8/25/28	21,823	21,896	21,823
J S Held LLC	(f)(g)(i)	Insurance	SF+550	1.0%	6/1/28	18,725	18,725	18,795
J S Held LLC	(h)	Insurance	SF+550	1.0%	6/1/28	1,033	1,033	1,033
J S Held LLC	(h)(i)	Insurance	SF+550	1.0%	6/1/28	2,195	2,195	2,204
Karman Space Inc	(f)(g)(i)	Capital Goods	SF+625	2.0%	12/21/25	4,219	4,174	4,219
Legends Hospitality LLC	(f)(i)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	178	159	178
Legends Hospitality LLC	(f)(g)(i)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	15,239	15,027	15,205
Legends Hospitality LLC	(h)(i)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	1,602	1,602	1,599
Legends Hospitality LLC	(h)(i)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	890	884	888
MAI Capital Management LLC	(f)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	7,156	7,114	7,141
MAI Capital Management LLC	(f)	Financial Services	SF+475	0.8%	8/29/31	178	175	177
MAI Capital Management LLC	(h)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	2,423	2,423	2,418
MAI Capital Management LLC	(h)	Financial Services	SF+475	0.8%	8/29/31	1,155	1,155	1,152
Mercer Advisors Inc	(f)	Financial Services	SF+475	0.8%	10/4/30	2,840	2,840	2,847
Mercer Advisors Inc	(h)	Financial Services	SF+475	0.8%	10/4/30	4,306	4,306	4,317
Model N Inc	(f)(g)(i)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	11,533	11,488	11,536
Model N Inc	(h)(i)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	2,360	2,354	2,360
Model N Inc	(h)	Software & Services	SF+500	0.8%	6/27/31	1,258	1,256	1,258
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares		Amortized Cost	Fair Value(d)
Netsmart Technologies Inc	(f)(g)(i)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		$15,968	$15,861	$15,968
Netsmart Technologies Inc	(h)(i)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		2,116	2,116	2,116
Netsmart Technologies Inc	(h)(i)	Health Care Equipment & Services	SF+475	0.8%	8/25/31		2,158	2,154	2,158
OEConnection LLC	(f)(g)(i)	Software & Services	SF+500	0.8%	4/22/31		3,672	3,653	3,636
OEConnection LLC	(h)(i)	Software & Services	SF+500	0.8%	4/22/31		641	640	634
OEConnection LLC	(h)	Software & Services	SF+500	0.8%	4/22/31		400	400	397
OEConnection LLC	(h)	Software & Services	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	4/22/31		1,607	1,607	1,599
PSC Group	(f)	Transportation	SF+525	0.8%	4/3/30		73	73	73
PSC Group	(g)(i)	Transportation	SF+525	0.8%	4/3/31		664	659	668
PSC Group	(h)	Transportation	SF+525	0.8%	4/3/30		29	29	29
PSC Group	(h)(i)	Transportation	SF+525	0.8%	4/3/31		136	136	137
PSKW LLC (dba ConnectiveRx)	(f)	Health Care Equipment & Services	SF+550	1.0%	3/9/28		22,000	22,000	22,000
Revere Superior Holdings Inc	(f)	Software & Services	SF+500	1.0%	10/1/29		298	298	297
Revere Superior Holdings Inc	(f)(i)	Software & Services	SF+500	1.0%	10/1/29		3,436	3,436	3,427
Revere Superior Holdings Inc	(h)(i)	Software & Services	SF+500	1.0%	10/1/29		408	408	407
Revere Superior Holdings Inc	(h)(i)	Software & Services	SF+500	1.0%	10/1/29		460	460	460
Rialto Capital Management LLC	(f)	Financial Services	SF+500	0.8%	12/5/30		6,722	6,656	6,655
Rialto Capital Management LLC	(h)	Financial Services	SF+500	0.8%	12/5/30		232	232	232
Rockefeller Capital Management LP	(f)	Financial Services	SF+475	0.5%	4/4/31		1,359	1,346	1,372
Rockefeller Capital Management LP	(h)	Financial Services	SF+475	0.5%	4/4/31		1,970	1,962	1,990
RSC Insurance Brokerage Inc	(f)	Insurance	SF+475	0.8%	11/1/29		4,135	4,155	4,169
Service Express Inc	(f)(g)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31		12,138	12,080	12,078
Service Express Inc	(f)	Commercial & Professional Services	C+475	0.5%	8/15/31	C$	413	292	285
Service Express Inc	(h)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31		$2,890	2,890	2,876
Service Express Inc	(h)	Commercial & Professional Services	SF+475	0.5%	8/15/31		1,360	1,354	1,353
Spotless Brands LLC	(f)(g)(i)	Consumer Services	SF+575	1.0%	7/25/28		24,065	24,065	24,235
Spotless Brands LLC	(f)	Consumer Services	SF+575	1.0%	7/25/28		4,502	4,502	4,534
Spotless Brands LLC	(h)	Consumer Services	SF+575	1.0%	7/25/28		820	820	820
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/30		49	48	49
STV Group Inc	(g)(i)	Capital Goods	SF+500	0.8%	3/20/31		1,715	1,697	1,726
STV Group Inc	(h)	Capital Goods	SF+500	0.8%	3/20/30		296	296	296
STV Group Inc	(h)(i)	Capital Goods	SF+500	0.8%	3/20/31		494	492	497
SureScripts LLC	(f)(i)	Health Care Equipment & Services	SF+400	0.8%	11/1/31		17,188	17,030	17,016
SureScripts LLC	(h)(i)	Health Care Equipment & Services	SF+400	0.8%	11/1/31		3,438	3,440	3,403
Turnpoint Services Inc	(f)(g)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31		5,004	4,959	4,973
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30		613	613	609
Turnpoint Services Inc	(h)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31		981	981	975
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
USIC Holdings Inc	(f)(g)(i)	Commercial & Professional Services	SF+550	0.8%	9/10/31	$18,313	$18,226	$18,404
USIC Holdings Inc	(f)(i)	Commercial & Professional Services	SF+525	0.8%	9/10/31	531	527	531
USIC Holdings Inc	(h)(i)	Commercial & Professional Services	SF+550	0.8%	9/10/31	1,005	1,005	1,010
USIC Holdings Inc	(h)(i)	Commercial & Professional Services	SF+525	0.8%	9/10/31	1,791	1,791	1,791
Veriforce LLC	(f)(j)	Software & Services	SF+500	0.8%	11/21/31	4,631	4,609	4,608
Veriforce LLC	(f)(j)	Software & Services	SA+500	0.8%	11/21/31	£1,696	2,124	2,113
Veriforce LLC	(h)(j)	Software & Services	SF+500	0.8%	11/21/31	$585	585	582
Veriforce LLC	(h)(j)	Software & Services	SF+500	0.8%	11/21/31	468	468	465
VetCor Professional Practices LLC	(f)(g)(i)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	2,797	2,797	2,797
Wealth Enhancement Group LLC	(f)	Financial Services	SF+500	1.0%	10/2/28	2,083	2,083	2,097
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF+500	1.0%	10/4/28	4,666	4,666	4,697
Wealth Enhancement Group LLC	(h)	Financial Services	SF+500	1.0%	10/4/28	298	298	298
Woolpert Inc	(f)	Capital Goods	SF+500	1.0%	4/5/29	32	35	32
Woolpert Inc	(f)(g)(i)	Capital Goods	SF+500	1.0%	4/5/30	6,226	6,226	6,308
Woolpert Inc	(h)	Capital Goods	SF+500	1.0%	4/5/29	895	895	895
Woolpert Inc	(h)(i)	Capital Goods	SF+500	1.0%	4/5/30	1,559	1,559	1,579
Total Senior Secured Loans—First Lien							460,480	461,477
Unfunded Loan Commitments							(76,437)	(76,437)
Net Senior Secured Loans—First Lien							384,043	385,040

Asset Based Finance—15.9%
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30	$800	800	801
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%		11/28/31	$1,500	1,500	1,503
Discover Financial Services, ABF Equity	(f)(j)(k)(l)	Financial Services				1,568,205	1,568	1,621
Discover Financial Services, Subordinated Loan	(f)(j)(l)	Financial Services	15.0%		9/6/34	$2,912	2,912	2,912
Discover Financial Services, Subordinated Loan	(h)(j)(l)	Financial Services	15.0%		9/6/34	$7	7	7
EFMT 2024-INV1, ABS	(e)(f)(j)	Real Estate Management & Development	7.6%		3/25/69	$3,828	3,650	3,735
FIGRE Trust 2024-HE3, ABS	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/54	$1,148	1,153	1,156
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services				702,715	703	783
Global Lending Services LLC, Bond	(f)(j)	Financial Services	12.5% PIK (12.5% Max PIK)		12/31/32	$2,811	2,811	2,811
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	7.6%		8/25/59	$1,167	1,109	1,089
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(j)	Real Estate Management & Development	9.1%		9/25/39	$4,726	4,726	4,717
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Lennar Corp, ABF Equity	(f)(j)	Consumer Durables & Apparel				2,980,628	$2,980	$3,078
Lennar Corp, Term Loan	(f)(j)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$2,567	2,567	2,567
Lennar Corp, Term Loan	(h)(j)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$197	197	197
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(j)	Real Estate Management & Development	9.3%		7/25/39	$4,507	4,507	4,519
Norway_France, ABF Equity	(f)(j)	Financial Services				802,227	893	836
Powin Energy Corp/NV, Revolver	(f)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$3,148	3,148	3,148
Powin Energy Corp/NV, Revolver	(h)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$4,352	4,352	4,352
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				52,667	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods				52,667	—	—
Pretium Partners LLC P1, Structured Mezzanine	(g)(j)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6,203	5,985	6,203
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%		7/17/41	$1,875	1,508	1,500
PRPM 2024-RCF4 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%		7/25/54	$1,688	1,380	1,410
PRPM 2024-RCF5 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%		8/25/54	$2,250	1,890	1,891
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%		11/25/29	$1,974	1,974	1,971
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%		8/15/54	$661	594	594
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%		8/15/54	$392	353	353
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF+475	1.0%	1/18/28	$7,561	7,447	7,601
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(h)(j)	Materials	SF+475	1.0%	1/18/28	$7,561	7,561	7,601
Total Asset Based Finance							68,275	68,956
Unfunded Commitments							(12,117)	(12,117)
Net Asset Based Finance							56,158	56,839
TOTAL INVESTMENTS—123.7%							$440,201	441,879
LIABILITIES IN EXCESS OF OTHER ASSETS—(23.7)%								(84,597)
NET ASSETS—100.0%								$357,282
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2024	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€480	Sold	$546	$531	$15
EUR	2/19/27	Goldman Sachs Bank USA	€1,000	Sold	1,141	1,081	60
GBP	6/10/25	Goldman Sachs Bank USA	£224	Sold	284	280	4
GBP	6/10/25	Goldman Sachs Bank USA	£750	Sold	989	938	51
GBP	11/30/27	Goldman Sachs Bank USA	£1,700	Sold	2,138	2,127	11
Total					$5,098	$4,957	$141
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2024, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.31%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.62%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.71% and the Canadian Dollar Offered Rate, or CDOR or “C”, was 4.97%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(f)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(g)Security or portion thereof held within K-FITS Finance Eiffel-1 LLC and is pledged as collateral supporting the amounts outstanding under the K-FITS Eiffel-1 Credit Facility (see Note 9).
(h)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(i)Position or portion thereof unsettled as of December 31, 2024.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 87.0% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
See notes to consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$—	$1,568	$—	$—	$53	$1,621	$—	$—	$—
Discover Financial Services, Subordinated Loan	—	2,912	—	—	—	2,912	98	—	—
Total	$—	$4,480	$—	$—	$53	$4,533	$98	$—	$—
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
(3)Interest, fee and dividend and other income presented for the full year ended December 31, 2024.
See notes to consolidated financial statements.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements
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
The Company is an externally managed, non-diversified, closed-end management investment company that, on February 20, 2024, elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code.
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, or ASC 280, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
Organizational and Offering: Organizational and offering costs will only be borne by the Company upon the initial issuance of the Class S common shares of beneficial interest, or the Common Shares, or the Class S shares, to non-affiliated investors after commencement of the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. At such time, costs associated with the organization of the Company will be expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the statement of assets and liabilities and eligible to be amortized over a twelve-month period.
As of December 31, 2024 and December 31, 2023, the Adviser has paid $2,533 and $1,026, respectively, in organizational and offering expenses, and will be subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after the commencement of the monthly closings for the Company’s Private Offering.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Valuation of Portfolio Investments: The Company’s Board of Trustees, or the Board, is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
The Adviser determines the fair value of the Company’s investment portfolio on at least a quarterly basis. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser, in accordance with valuation policies approved by the Board. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•the Company’s quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
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
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Adviser may use any independent

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of the Company’s investments.
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
The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Adviser will normally use pricing data for domestic or foreign equity securities received shortly after the close of the primary securities exchange on which such securities trade and does not normally take into account trading, clearances or settlements that take place after the close of the exchange.
When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.
See Note 8 to the Company’s consolidated financial statements included herein for additional information regarding the fair value of the Company’s financial instruments.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Determination of Net Asset Value: The Company expects to determine its net asset value, or NAV, for the Common Shares each month as of the last day of each calendar month, and in no event less frequently than quarterly. The NAV per share for the Company’s Common Shares is determined by dividing the value of total assets attributable to the Common Shares minus liabilities attributable to the Common Shares by the total number of Common Shares outstanding at the date as of which the determination is made. The Company will use the valuation procedures set forth above in order to determine the NAV, as applied by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act. Fair value pricing may require subjective determinations about the value of a security. If events materially affecting the price of foreign portfolio securities occur between the time when their price was last determined on such foreign securities exchange or market and the time when the Company’s NAV was last calculated (for example, movements in certain U.S. securities indices which demonstrate strong correlation to movements in certain foreign securities markets), such securities may be valued at their fair value as determined in good faith in accordance with procedures established by the Adviser and overseen by the Board. For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of the Company’s NAV that fairly reflects security values as of the time of pricing, the Company cannot ensure that fair values determined by the Adviser would accurately reflect the price that the Company could obtain for a security if it were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
The NAV calculation is available generally within 20 business days after the end of the applicable month. Changes in the Company’s monthly NAV will reflect factors including, but not limited to, accruals for net portfolio income, interest expense and unrealized/realized gains (losses) on assets, any applicable organizational and offering costs and any expense reimbursements. When the Adviser determines NAV as of a day that is not the last day of a calendar quarter in connection with a closing under the Private Offering, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Adviser’s valuation policy, pursuant to authority designated by the Board. Additionally, the Adviser may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that the Adviser considers to be material to the Company using a range of values from an independent valuation firm.
The most recently determined NAV per share for the Common Shares will be reported by the Company under cover of a Current Report on Form 8-K filed with the SEC.
Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts which have not been designated as hedging instruments. The Company recognizes such derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Changes in fair value of such derivative contracts entered into by the Company are recognized through the net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses on the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
The Adviser has agreed to waive the Company’s base management fee and subordinated incentive fee on income through March 31, 2025.
Capital Gains Incentive Fee: Pursuant to the terms of the Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement) commencing with the end of the first calendar year in which the BDC Election Date occurs. This fee equals 12.5% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from the BDC Election Date, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the BDC Election Date, less the aggregate amount of any capital gains incentive fees previously paid by the Company. For purposes of calculating the incentive fee on capital gains under the Advisory Agreement, the cost basis for any investment as of the BDC Election Date will be deemed to be the most recently determined fair value for such investment as of the BDC Election Date, determined in accordance with the Adviser’s valuation policies and procedures. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate PIK to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the year ended December 31, 2024, the Company recognized $974 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.
Distributions: Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Board and applicable legal restrictions, the Company intends to declare and pay such distributions on Common Shares on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things,

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. The Company accrued $0 in estimated excise taxes payable in respect of income received during the year ended December 31, 2024. During the year ended December 31, 2024, the Company paid $0 in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the year ended December 31, 2024, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	13,842,468	$349,999	40	$1
Reinvestment of Distributions	225,685	5,727	—	—
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	14,068,153	$355,726	40	$1
Status of Continuous Private Offering
The Company is conducting the continuous Private Offering in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. In connection with the Private Offering, the Company has entered into, and expects to continue to enter into, subscription agreements with investors, each, a Subscription Agreement. An investor will make a capital contribution pursuant to such Subscription Agreement and will become a common shareholder in the Company bound by the terms of the Subscription Agreement and the Company’s organizational documents.
As of December 31, 2024, the Company has issued 14,068,193 Class S shares in the Private Offering for gross proceeds of $355,727, including Class S shares issued under its distribution reinvestment plan. Of the 14,068,193 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of December 31, 2024, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the years ended December 31, 2024 and 2023, the Company issued 14,068,153 and 40 Class S shares, respectively, for gross proceeds of $355,726 and $1, respectively, at an average price per share of $25.29 and $25.00, respectively. The gross proceeds received during the year ended December 31, 2024 include reinvested shareholder distributions of $5,727 for which the Company issued 225,685 Class S shares under its distribution reinvestment plan. During the period from January 1, 2025 to February 28, 2025, the Company issued 3,088,659 Class S shares for gross proceeds of $78,507 at an average price per share of $25.42. The gross proceeds received during the period from January 1, 2025 to February 28, 2025 include reinvested shareholder distributions of $3,422 for which the Company issued 134,614 Class S shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company has commenced a discretionary share repurchase program in which it intends, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations.
On January 2, 2025, in connection with its discretionary share repurchase program and the tender offer for Common Shares thereunder that commenced on December 2, 2024 and expired on December 30, 2024, the Company repurchased 35,149 shares of Common Shares pursuant to its discretionary share repurchase program (representing 100.0% of Common Shares tendered for repurchase) at $25.40 per share for aggregate consideration totaling $876.
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
Prior to redemption, the Company classified the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying consolidated statement of assets and liabilities due to certain redemption features that are not solely within the Company’s control.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
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
Distribution/Servicing Fees
The Company has entered into a placement agent agreement, or a Placement Agent Agreement, and, together, the Placement Agent Agreements, with each of KKR Capital Markets LLC and FS Investment Solutions, LLC, the Company’s principal placement agents for the Private Offering and affiliates of the Adviser, or the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Private Offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures.
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class S shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agents pursuant to the Company’s amended and restated distribution and servicing plan, or the Distribution and Servicing Plan.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the year ended December 31, 2024:

Related Party			Year Ended December 31,
	Source Agreement	Description	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,935
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$219
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$2,223
The Adviser	Administration agreement	Administrative Services Expenses(4)	$823
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2024, no management fees were payable to the Adviser.
(2)During the year ended December 31, 2024, the Company accrued capital gains incentive fees of $219 based on the performance of its portfolio, all of which was based on unrealized appreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through March 31, 2025. As of December 31, 2024, no subordinated incentive fees on income were payable to the Adviser.
(4)During the year ended December 31, 2024, $751 of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $86 for the year ended December 31, 2024. The Company paid $620 in administrative services expenses to the Adviser during the year ended December 31, 2024.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2024, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of December 31, 2024, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
Expense Support and Conditional Reimbursement
The Company has entered into an amended and restated Expense Support and Conditional Reimbursement Agreement, or the Expense Support Agreement, with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on its behalf, including, but not limited to, organizational and offering expenses and any of the Company’s expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
For the years ended December 31, 2024 and 2023, the Adviser has agreed to pay $2,215 and $0, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of December 31, 2024, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
Total	$2,215

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the year ended December 31, 2024:

	Year Ended December 31, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
October 10, 2024	Regular	October 31, 2024	November 26, 2024	0.20
November 7, 2024	Regular	November 29, 2024	December 27, 2024	0.20
December 12, 2024	Regular	December 31, 2024	January 29, 2025	0.20
December 12, 2024	Special	December 31, 2024	January 29, 2025	0.08
Total				$1.64
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the year ended December 31, 2024:

Year Ended December 31,
2024
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	16,734	100%
Short-term capital gains proceeds from the sale of assets	—	—
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$16,734	100%
________________
(1)During the year ended December 31, 2024, 97.0% of the Company’s gross investment income was attributable to cash income earned, 1.0% was attributable to non-cash accretion of discount and 2.0% was attributable to paid-in-kind, or PIK, interest.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The Company’s net investment income on a tax basis for the year ended December 31, 2024 was $16,879. As of December 31, 2024, the Company had $53 of undistributed net investment income and $0 of accumulated capital gains on a tax basis.
The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the reversal of the capital gains incentive fee accrued on unrealized gains and differences between income and expense recognition for GAAP and tax purposes.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2024:

Year Ended December 31,
2024
GAAP-basis net investment income	$16,857
Reversal of capital gains incentive fee	205
Income subject to tax not recorded for GAAP	18
Reclassification of unamortized original issue discount	(15)
Other miscellaneous differences	(186)
Tax-basis net investment income	$16,879
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2024, the Company increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $127 and decreased accumulated undistributed (distributions in excess of) net investment income by $127.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2024, the components of accumulated earnings on a tax basis were as follows:

December 31, 2024
Distributable ordinary income	$53
Other temporary differences	(218)
Net unrealized appreciation (depreciation)(1)	1,720
Total	$1,555
________________
(1)    As of December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $2,600. As of December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $880.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $440,290 as of December 31, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $1,589 as of December 31, 2024. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$384,043	$385,040	87.1%
Asset Based Finance	56,158	56,839	12.9%
Total	$440,201	$441,879	100.0%
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
As of December 31, 2024, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2024, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the consolidated schedule of investments as of December 31, 2024.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $88,491 and unfunded equity/other commitments of $8,755. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024:

	December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$30,967	7.0%
Commercial & Professional Services	66,472	15.0%
Consumer Durables & Apparel	5,645	1.3%
Consumer Services	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,203	1.4%
Financial Services	40,738	9.2%
Health Care Equipment & Services	87,245	19.8%
Insurance	61,906	14.0%
Materials	18,997	4.3%
Real Estate Management & Development	23,491	5.3%
Software & Services	39,704	9.0%
Technology Hardware & Equipment	1,320	0.3%
Transportation	11,607	2.6%
Utilities	947	0.2%
Total	$441,879	100.0%

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of December 31, 2024:

Derivative Instrument	Statement Location	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$141
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	—
Total		$141
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the year ended December 31, 2024 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	Year Ended December 31, 2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(7)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	141
Total		$134
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$141	$—	$—	$—	$141
Total	$141	$—	$—	$—	$141
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the period from July 12, 2024, the date in which the Company first entered into the foreign currency forward contracts, through December 31, 2024 was $3,491.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2024
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	23,491
Level 3—Significant unobservable inputs	418,388
$441,879
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2024.
The Board is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board has designated the Adviser as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$—	$—	$—
Accretion of discount (amortization of premium)	78	56	134
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	997	587	1,584
Purchases	392,617	43,593	436,210
Paid-in-kind interest	234	158	392
Sales and repayments	(8,886)	(11,046)	(19,932)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$385,040	$33,348	$418,388
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$997	$587	$1,584
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2024 were as follows:

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$378,385	Discounted Cash Flow	Discount Rate	7.6% - 11.1% (9.5%)	Decrease
	6,655	Cost(3)
Asset Based Finance	26,867	Discounted Cash Flow	Discount Rate	4.8% - 15.3% (10.1%)	Decrease
	6,481	Cost(3)
Total	$418,388
________________
(1)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)Fair value was determined based on recent transaction pricing with no material changes in operations of the related portfolio company since the transaction date.
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $70,347. As of December 31, 2024, the Company’s asset coverage was 608%.
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2024:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$20,347	(3)	$129,653	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	50,000		200,000	December 24, 2029
Total			$70,347		$329,653

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Canadian dollars. Canadian dollar balance outstanding of C$500 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.69 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by both the currency advanced and certain classifications of the assets financed by the advances. During the reinvestment period, the applicable margin can range from 1.75% to 2.70%; following the reinvestment period, each applicable margin increases by 0.50%.
For the year ended December 31, 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility(2)	$899	$110	$1,009
K-FITS Eiffel-1 Credit Facility(2)	46	10	56
Total	$945	$120	$1,065
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $54,668 and 7.59%, respectively. As of December 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 7.33%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2024.
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

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
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
K-FITS Eiffel-1 Credit Facility
On December 23, 2024, K-FITS Finance Eiffel-1 LLC, or Eiffel-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the K-FITS Eiffel-1 Credit Facility, pursuant to a Revolving Credit and Security Agreement, or the Credit Agreement, by and among Eiffel-1, as borrower, the Company, as equityholder and as servicer, BNP Paribas, or BNPP, as administrative agent, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral agent. Capitalized terms used and not otherwise defined herein shall have the meanings specified in the Credit Agreement. The K-FITS Eiffel-1 Credit Facility provides for, among other things, borrowings in U.S. dollars, British pounds, Euros, Australian dollars, Canadian dollars and New Zealand dollars in an initial aggregate amount of up to $250,000.
The revolving period during which Eiffel-1 is permitted to borrow, repay and re-borrow advances will terminate on December 23, 2027. Advances under the K-FITS Eiffel-1 Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the K-FITS Eiffel-1 Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 24, 2029.
Borrowings under the K-FITS Eiffel-1 Credit Facility accrue interest at a rate per annum equal to (i)(a) in the case of borrowings in U.S. dollars, 3M SOFR, (b) in the case of borrowings in British pounds, Adjusted Cumulative Compounded SONIA, (c) in the case of borrowings in Euros, EURIBOR, (d) in the case of borrowings in Canadian dollars, Term CORRA, (e) in the case of borrowings in Australian dollars, BBSW and (d) in the case of borrowings in New Zealand dollars, BKBM, plus (ii) the Applicable Margin with respect to the type of Collateral Loan in the borrowing base. The Applicable Margin with respect to (1) Class 1 Loans is (x) in the case of borrowings in U.S. dollars, 1.75%, (y) in the case of borrowings in British pounds, Euros or Canadian dollars, 1.85% and (z) in the case of borrowings in Australian dollars or New Zealand dollars, 1.95%, (2) Class 2 Loans is (x) in the case of borrowings in U.S. dollars, 2.35%, (y) in the case of borrowings in British pounds, Euros or Canadian dollars, 2.45% and (z) in the case of borrowings in Australian dollars or New Zealand dollars, 2.55%, (3) Class 3 Loans and Class 4 Loans is (x) in the case of borrowings in U.S. dollars, 2.40%, (y) in the case of borrowings in British pounds, Euros or Canadian dollars, 2.50% and (z) in the case of borrowings in Australian dollars or New Zealand dollars, 2.60% and (4) Class 5 Loans is (x) in the case of borrowings in U.S. dollars, 2.50%, (y) in the case of borrowings in British pounds, Euros or Canadian dollars, 2.60% and (z) in the case of borrowings in Australian dollars or New Zealand dollars, 2.70%. After the revolving period, the Applicable Margin will increase by 0.50%.
In addition, Eiffel-1 will pay a non-usage fee on the unused facility amount during the revolving period following the first three months after the Closing Date equal to (i) at all times from and including the three month anniversary of the Closing Date to but excluding the six month anniversary of the closing date, between 0.15% and 0.65%, depending on the percentage of the unused facility amount, and (ii) at all times from and after the six month anniversary of the Closing Date, between 0.15% and 0.85%, depending on the percentage of the unused facility amount.
In connection with the K-FITS Eiffel-1 Credit Facility, Eiffel-1 has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The K-FITS Eiffel-1 Credit Facility contains events of default customary for similar financing transactions of this type. Upon the occurrence of an event of default, BNPP may terminate the commitments and declare the outstanding advances and all other obligations under the K-FITS Eiffel-1 Credit Facility immediately due and payable. During the continuation of an event of default, Eiffel-1 must pay interest at a default rate.
The Borrower’s obligations to the lenders under the K-FITS Eiffel-1 Credit Facility are secured by a first priority security interest in substantially all of the assets of Borrower, including its portfolio of loans and debt securities. The obligations of Eiffel-1 under the K-FITS Eiffel-1 Credit Facility are non-recourse to the Company; and the Company’s exposure under the K-FITS Eiffel-1 Credit Facility is limited to the value of the Company’s investment in Eiffel-1 and the equity of Eiffel-1.
Note 10. Commitments and Contingencies
On May 9, 2024, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, such date, the Scheduled Facility End Date, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $250,000, such condition, the Capital Condition.
During the year ended December 31, 2024, the Company purchased investments, including unfunded commitments, with a cost of $117,914 from the Financing Provider. As of December 31, 2024, $21,369 of these purchases are included in payable for investments purchased in the consolidated statements of assets and liabilities. For the period from January 1, 2025 through March 7, 2025, the Company purchased investments, including unfunded commitments, with a cost of $23,206 from the Financing Provider.
As of December 31, 2024, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Arcfield Acquisition Corp	$1,175
Area Wide Protective Inc	2,366
Avetta LLC	737
Avetta LLC	1,032
Cadence Education LLC	353
Cadence Education LLC	408
Carrier Fire Protection	514

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Carrier Fire Protection	$449
Carrier Fire Protection	10
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	979
Community Brands Inc	567
Community Brands Inc	1,456
CSafe Global	216
Dental365 LLC	1,767
Dental365 LLC	3,327
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	1,888
Galway Partners Holdings LLC	841
Homrich & Berg Inc	1,320
Homrich & Berg Inc	7,136
Insightsoftware.Com Inc	228
Insightsoftware.Com Inc	222
J S Held LLC	1,033
J S Held LLC	2,195
Legends Hospitality LLC	1,602
Legends Hospitality LLC	884
MAI Capital Management LLC	2,423
MAI Capital Management LLC	1,155
Mercer Advisors Inc	4,306
Model N Inc	2,354
Model N Inc	1,256
Netsmart Technologies Inc	2,116
Netsmart Technologies Inc	2,154
OEConnection LLC	640
OEConnection LLC	400
OEConnection LLC	1,607
PSC Group	29
PSC Group	136
Revere Superior Holdings Inc	408
Revere Superior Holdings Inc	460
Rialto Capital Management LLC	232
Rockefeller Capital Management LP	1,962
Service Express Inc	2,890
Service Express Inc	1,354
Spotless Brands LLC	820
STV Group Inc	296
STV Group Inc	492
SureScripts LLC	3,440
Turnpoint Services Inc	613
Turnpoint Services Inc	981
USIC Holdings Inc	1,005

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
USIC Holdings Inc	$1,791
Veriforce LLC	585
Veriforce LLC	468
Wealth Enhancement Group LLC	298
Woolpert Inc	895
Woolpert Inc	1,559
Asset Based Finance
Discover Financial Services, Subordinated Loan	7
Lennar Corp, Term Loan	197
Powin Energy Corp/NV, Revolver	4,352
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	7,561
Total	$88,491
Unfunded Equity/Other commitments	$8,755
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of December 31, 2024, the Company’s debt commitments are comprised of $40,681 revolving credit facilities and $47,810 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(58). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at December 31, 2024 and December 31, 2023.

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the year ended December 31, 2024:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2024	$70,347	$6,079	—	N/A
____________________
(1)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage per Unit”.
(2)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)Not applicable because senior securities are not registered for public trading on an exchange.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the year ended December 31, 2024:

Year Ended December 31, 2024
Per Share Data:
Net asset value, beginning of period	$25.00
Results of operations
Net investment income (loss)(1)	2.58
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.54)
Net increase (decrease) in net assets resulting from operations	2.04
Shareholder distributions(3)
Distributions from net investment income	(1.64)
Net decrease in net assets resulting from shareholder distributions	(1.64)
Capital share transactions
Issuance of Common Shares(4)	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Net asset value, end of period	$25.40
Shares outstanding, end of period	14,068,193
Total return based on net asset value(5)	8.16%
Ratio/Supplemental Data:
Net assets, end of period	$357,282
Ratio of net investment income to average net assets(6)	10.17%
Ratio of total operating expenses to average net assets(6)	5.28%
Ratio of waived expenses to average net assets(6)	(3.84)%
Ratio of net operating expenses to average net assets(6)	1.44%
Portfolio turnover	9.73%
Total amount of senior securities outstanding, exclusive of treasury securities	$70,347
Asset coverage per unit(7)	6.08
____________________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
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
(6)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the year ended December 31, 2024:

Year Ended December 31, 2024
Ratio of accrued capital gains incentive fees to average net assets	0.13%
Ratio of interest expense to average net assets	0.64%
(7)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events
Distributions
On January 10, 2025, the Board declared a distribution of $0.20 per Common Share, which was paid on February 26, 2025 to shareholders of record as of the close of business on January 31, 2025. On February 11, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about March 27, 2025 to shareholders of record as of the close of business on February 28, 2025. On March 10, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Additionally, on March 10, 2025, the Board declared a special distribution of $0.08 per Common Share, payable on or about April 28, 2025 to shareholders of record as of the close of business on March 31, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On January 2, 2025, the Company issued and sold 1,648,868 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on January 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $41,881.
On February 3, 2025, the Company issued and sold 1,305,177 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on February 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $33,204.
On March 3, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $46,782. The final number of Common Shares issued as of March 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of February 28, 2025.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The CODM is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 15. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the year ended December 31, 2024. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$10,219	$6,187	$2,705	$134
Operating expenses
Net expenses	1,620	556	125	87
Net investment income	8,599	5,631	2,580	47
Realized and unrealized gain (loss)	648	891	108	109
Net increase (decrease) in net assets resulting from operations	$9,247	$6,522	$2,688	$156
Per share information-basic and diluted
Net investment income	$0.67	$0.64	$0.63	$0.21
Net increase (decrease) in net assets resulting from operations	$0.72	$0.71	$0.65	$0.70
Weighted average shares outstanding	12,841,939	8,824,096	4,076,070	221,110

KKR FS Income Trust Select
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited) (continued)
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the year ended December 31, 2024. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2024, 89.5% of distributions to holders of Common Shares qualified as interest related dividends for shareholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2024, 91.5% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Board of Trustees and Executive Officers
Our business and affairs are managed under the direction of our Board of Trustees. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of the Adviser’s valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of eleven trustees, nine of whom are not “interested persons,” as defined in the 1940 Act, of the Company or the Adviser and are “independent,” as determined by the Board. We refer to these individuals as our Independent Trustees. The Board elects our executive officers, who serve at the discretion of the Board of Trustees.
Trustees
Information regarding the Board of Trustees as of March 13, 2025 is as follows:

Name	Age	Position	Length of Time Served	Number of Portfolio Companies in Fund Complex Overseen by Trustee(1)	Other Public Directorships Held by Trustee During the Past Five Years
Independent Trustees
Barbara Adams	73	Trustee	Since 2023	3	FSK; K-FIT; Federal Home Loan Bank of Pittsburgh
Brian R. Ford	76	Trustee	Since 2023	3	Clearway Energy, Inc.; FS Energy Total Return Fund; FS Credit Income Fund; FS Multi-Alternative Income Fund; FSK; K-FIT
Richard I. Goldstein	64	Trustee	Since 2023	3	FS Specialty Lending Fund; FSK; K-FIT
Michael J. Hagan	62	Lead Independent Trustee	Since 2023	3	Nutrisystem, Inc.; FSK; K-FIT
Jeffrey K. Harrow	67	Trustee	Since 2023	3	FSK; K-FIT
Jerel A. Hopkins	53	Trustee	Since 2023	3	FSK; K-FIT
Osagie Imasogie	63	Trustee	Since 2023	3	FSK; K-FIT; Zelira Therapeutics; Ibere Pharmaceuticals
James H. Kropp	76	Trustee	Since 2023	3	American Homes 4 Rent; FSK; K-FIT; KKR Real Estate Select Trust
Elizabeth J. Sandler	54	Trustee	Since 2023	3	FSK; K-FIT; essensys PLC

Interested Trustees
Michael C. Forman	63	Chairperson and Chief Executive Officer	Since 2023	3	FSK; K-FIT; FS Specialty Lending Fund; FS Credit Opportunities Corp.; FS Credit Real Estate Income Trust; FS Credit Income Fund
Daniel Pietrzak	50	Co-President and Chief Investment Officer	Since 2023	3	FSK; K-FIT; Toorak Capital Partners; Pepper Group Limited
____________________
(1)The “Fund Complex” consists of the Company, FSK and K-FIT.
The address for each trustee is c/o KKR FS Income Trust Select, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Effective upon and following the occurrence of the earlier of (a) a listing of any class of the Company’s shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of shareholders, the Board will be divided into three classes, with the terms of one class expiring at each annual meeting of shareholders.
Biographical Information
The Board of Trustees has determined that each of the above-listed trustees is qualified to serve as our trustees, based on a review of the experience, qualifications, attributes and skills of each trustee, including those described below. The Board of Trustees has determined that each trustee has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management.
The following is information concerning the business experience of our Board of Trustees. Our trustees have been divided into two groups – interested trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.
Interested Trustees
Michael C. Forman is the Company’s Chairman and Chief Executive Officer. He is also Chairman and Chief Executive Officer of FSK, K-FIT, and FS Investments. Mr. Forman has been leading FS Investments since its founding in 2007. He has served as the Chairman and Chief Executive Officer of the Adviser since its inception. Mr. Forman also previously served as Chairman, President and/or Chief Executive Officer of FS KKR Capital Corp. II, or FSKR, until its merger with FSK in June 2021, or the Merger. He currently serves as Chairman, President and/or Chief Executive Officer of other funds sponsored by FS Investments and its affiliates. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Philadelphia Equity Alliance, Drexel University and the Philadelphia Center City District Foundation. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Daniel Pietrzak is the Company’s Co-President and Chief Investment Officer. He has served as FSK’s Co-President since 2019 and as Chief Investment Officer of FSK since April 2018. He also serves as Co-President and Chief Investment Officer of K-FIT. Mr. Pietrzak also serves on the board of FSK and K-FIT. He previously served as the Co-President and Chief Investment Officer of FSKR until the Merger. Mr. Pietrzak joined KKR Credit in 2016 and is a member of KKR Credit and Global Head of Private Credit. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR Credit, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.
Independent Trustees
Barbara Adams has served on the Company’s Board of Trustees since inception. She also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FIT. Ms. Adams was also a member of the board of directors of FSKR until the Merger. Ms. Adams served as the Executive Vice President – legal affairs and General Counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the General Counsel of the Commonwealth of Pennsylvania, or the Commonwealth, from 2005 until January 2011. As General Counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as General Counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams currently serves on the board of directors of the Federal Home Loan Bank of Pittsburgh, and a member of its audit committee and a member and Vice-Chair of membership, credit and community investment committee (formerly known as the affordable housing, products and services committee). She also currently serves as an executive committee member and Vice Chair of the board of directors of the Committee of Seventy and has served as a board member of the Philadelphia Energy Authority since 2011. Ms. Adams has served on the boards of a number of other charitable and public organizations, including a term as Commissioner of the Philadelphia Gas Commission, as a Commissioner and Secretary of the Independent Charter Commission of the City of Philadelphia, and on the boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations, the People’s Emergency Center (now, HopePHL) and the Reading Terminal Market Corporation. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College. She is NACD (National Association of Corporate Directors) Directorship Certified™. The NACD Directorship Certification® program equips directors with the foundation of knowledge sought by boards to effectively contribute in the boardroom. NACD Directorship Certified directors pass a foundational exam developed by experienced directors and, via continuing recertification requirements, commit to continuing education on governance and emerging issues impacting the businesses they serve in order to elevate the profession of directorship. Ms. Adams also has an Advanced Management Program Certificate from the Wharton School of the University of Pennsylvania Aresty School of Executive Education and the NACD/Carnegie Melon CERT Certificate in Cybersecurity Oversight.

Brian R. Ford has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018, and serves on the board of trustees for K-FIT. Mr. Ford was also a member of the board of directors of FSKR until the Merger. Mr. Ford also serves on the board of trustees of FS Credit Income Fund. Mr. Ford retired as a partner and CPA of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently also serves on the board of Clearway Energy, Inc. and AmeriGas Propane, Inc. Mr. Ford was previously the Chief Executive Officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He currently serves on the boards of Clearway Energy Inc., Bayada, a home healthcare nonprofit corporation and Drexel University. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.
Richard I. Goldstein has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees of K-FIT. Mr. Goldstein was also a member of the board of directors of FSKR until the Merger. Mr. Goldstein has served as Chief Operating Officer of Radius Global Infrastructure Inc., or Radius Global, since 2020 and has previously served as a Managing Director of Associated Partners, a private investment partnership focusing on creating, operating and investing in wireless communications companies, since its inception in 2006. He also serves as the chief operating officer of AP WIP Investments. Mr. Goldstein currently also serves as lead director of FS Specialty Lending Fund, a position he has held since March 2015. Prior to joining Associated Partners, Mr. Goldstein was vice president of The Associated Group, Inc., or AGI, publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has serves as a director of Ubicquia since 2017. Mr. Goldstein served as a director of Intellon Corporation prior to its acquisition by Atheros Communications, Inc. Mr. Goldstein received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems. Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries, including the energy industry.
Michael J. Hagan has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2011 and serves on the board of trustees of K-FIT. Mr. Hagan was also a member of the board of directors of FSKR until the Merger. He is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as Managing Partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan served as the President of LifeShield, Inc., or LifeShield, from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the Chairman, President and Chief Executive Officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as Chairman of NutriSystem, Inc., or NutriSystem, from 2002 to November 2008, as Chief Executive Officer of NutriSystem from 2002 to May 2008 and as President of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc., or Verticalnet, and held a number of executive positions at Verticalnet since its founding in 1995, including Chairman of the Board from 2002 to 2005, President and Chief Executive Officer from 2001 to 2002, Executive Vice President and Chief Operating Officer from 2000 to 2001 and Senior Vice President prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2021, and from 2012 to 2019, where he presided in the role of Chairman of the Board. Mr. Hagan previously served as a Director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University and he is an inactive Certified Public Accountant.
Jeffrey K. Harrow has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2010 and serves on the board of trustees for K-FIT. Mr. Harrow was also a member of the board of directors of FSKR until the Merger. Mr. Harrow previously served as Co-Chairman of Sparks Marketing Group, Inc., or Sparks, a global brand experience agency, from 2001 to 2023. Prior to joining Sparks, Mr. Harrow served as President and Chief Executive Officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the President, Chief Executive Officer and a Director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. Mr. Harrow’s past directorships include service as a Director of the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.
Jerel A. Hopkins has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FIT. Mr. Hopkins was also a member of the board of directors of FSKR until the Merger. Mr. Hopkins has served as General Counsel and Corporate Secretary of Hershey Trust Company since July 2023. Prior to joining Hershey Trust Company, Mr. Hopkins served as a Managing Director and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, from November 2004 to July 2023.

Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine from February 2012 until 2024, most recently as Vice-Chairman of the Board. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.
Osagie Imasogie has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FIT. Mr. Imasogie was also a member of the board of directors of FSKR until the Merger. Mr. Imasogie has over 30 years of experience in the field of law, finance, business management, healthcare and the pharmaceutical industry. He is a co-founder and the Senior Managing Partner of PIPV Capital, a private equity firm that is focused on the life sciences vertical. Prior to co-founding PIPV Capital, Mr. Imasogie conceptualized and established GlaxoSmithKline Ventures and was its founding Vice President. Mr. Imasogie has held senior commercial and R&D positions within pharmaceutical companies such as GSK, SmithKline, DuPont Merck and Endo, where he was the founding General Counsel and Senior Vice President for corporate development. Mr. Imasogie has also been a Price Waterhouse corporate finance partner as well as a practicing attorney with a leading US law firm. Mr. Imasogie is a serial entrepreneur and investor. He was the founder and Chairman of Iroko Pharmaceuticals, Ception Therapeutics Inc. and Trigenesis Therapeutics Inc. In addition, he serves on the board of a number of financial institutions such as Haverford Trust and StoneRidge Investment and is the Non-Executive Chairman of Quoin Capital. In addition, Mr. Imasogie is an advisor to Brown Advisory. In 2023, Mr. Imasogie was appointed by President Biden as an inaugural member of the President’s Advisory Council on African Diaspora Engagement in the United States. Mr. Imasogie is a Trustee of the University of Pennsylvania and a member of the Board of Advisors of the University of Pennsylvania Law School, where he is an adjunct professor of Law. Mr. Imasogie also serves on the board of the Philadelphia Orchestra and the Philadelphia Museum of Art. Mr. Imasogie holds post-graduate degrees from the University of Pennsylvania Law School and the London School of Economics.
James H. Kropp has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2018 and serves on the board of trustees for K-FIT. Mr. Kropp was also a member of the board of directors of FSKR until the Merger. Mr. Kropp served as an independent director of Corporate Capital Trust, Inc., or CCT, from 2011 until the merger of FSK and CCT in 2018, and served as an independent trustee for Corporate Capital Trust II, or CCT II, from 2015 until its merger with FSKR in 2019. Mr. Kropp previously served as Chief Investment Officer of SLKW Investments LLC, a position he held from 2009 until his retirement in 2019 and was Chief Financial Officer of Microproperties LLC from 2012 to 2019. From 1998 to 2021, Mr. Kropp was a Director and Chair of the Compensation Committee and member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares were listed on the NYSE (as defined below) until its acquisition. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent since its founding in November 2012. He served as Chairman of its audit committee from November 2012 to May 2023, and currently serves on its Nominating and Governance Committee since May 2023. Mr. Kropp became lead independent director of KKR Real Estate Select Trust at its founding in 2021. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.
Elizabeth Sandler has served on the Company’s Board of Trustees since inception. He also has served on the board of directors for FSK since 2019 and serves on the board of trustees of K-FIT. Ms. Sandler was also a member of the board of directors of FSKR until the Merger. Ms. Sandler is the founder and has served as the Chief Executive Officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. Ms. Sandler is Chief Operating Officer at the luxury hospitality owner, Mohari Hospitality. She is a seasoned senior executive with 25 years of experience as a Head of Strategy and Chief Operating Officer for multi-national divisions of global financial services organizations. Most recently, Ms. Sandler was a COO for Blackstone Real Estate Debt Strategies (BREDS), the private equity firm’s $30 billion AUM real estate debt fund, mortgage REIT (NYSE: BXMT) and real estate securities hedge fund business. Before Blackstone, Ms. Sandler spent 16 years at Deutsche Bank as COO of Group Risk and a member of the Bank’s Global Operating Committee. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Information about Officers Who Are Not Trustees
The following sets forth certain information as of March 13, 2025 regarding the Company’s executive officers who are not trustees, as well as the Company’s Co-Chief Operating Officers, Treasurer and Vice President, who are not executive officers of the Company. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Name	Age	Position
Brian Gerson	58	Co-President
Rony Ma	37	Vice President
Steven Lilly	55	Chief Financial Officer
Stephen S. Sypherd	47	General Counsel & Secretary
Drew O’Toole	36	Co-Chief Operating Officer
Ryan Wilson	48	Co-Chief Operating Officer
William Goebel	50	Chief Accounting Officer
James F. Volk	62	Chief Compliance Officer
Zach Chalfant	40	Treasurer
Brian Gerson has served as the Co-President of the Company and K-FIT since inception, has served as Co-President of FSK since October 2019 and also previously served as the Co-President of FSKR until the Merger. He joined FS Investments in November 2017 as its Head of Private Credit and has more than 20 years of experience in investing and corporate lending, with specific expertise in lending through BDCs. Mr. Gerson has served on the Adviser’s investment committee since April 2018. Prior to joining FS Investments, he most recently served as Group Head and Managing Director at LStar Capital, or LStar, the credit affiliate of Lone Star Funds, from April 2015 to November 2017. At LStar, Mr. Gerson developed and maintained deep relationships with the financial sponsor community and middle-market intermediaries while significantly expanding LStar’s corporate credit business. Prior to joining LStar, Mr. Gerson was a founding member of Solar Capital Partners, which serves as investment adviser to two yield-oriented BDCs. At Solar Capital, he spent seven years from January 2007 to September 2014 in various credit, origination, management, and business development roles, most recently serving as Executive Vice President of Solar Capital Limited. Prior to joining Solar Capital, Mr. Gerson spent 12 years in various positions, including Managing Director at CIBC World Markets in its Leveraged Finance and Financial Sponsors Group. Mr. Gerson graduated summa cum laude and Phi Beta Kappa from Tufts University where he earned a Bachelor of Arts in Mathematics. Brian Gerson is on a leave of absence from the Company, effective February 3, 2025. Daniel Pietrzak, the Company’s Co-President, Chief Investment Officer, and a member of the Company’s Board of Trustees, together with the other officers of the Company, have assumed Mr. Gerson’s responsibilities while he is on leave.
Rony Ma has served as the Vice President of the Company, FSK and K-FIT since 2023. Mr. Ma joined KKR in 2011 and is a Managing Director on the Credit team. He serves as a portfolio manager for the firm’s private credit funds and portfolios. Mr. Ma is a member of the Global Corporate Private Credit Investment Committee and the Investment Committee for the FS/KKR BDC platform. Prior to joining KKR, Mr. Ma was with Deutsche Bank where he was involved in leveraged loan and high yield transactions for private equity and corporate issuers. Mr. Ma holds a B.S. and B.A.S. from the University of Pennsylvania.
Steven Lilly has served as the Chief Financial Officer of the Company and K-FIT since inception, has served as the Chief Financial Officer of FSK since November 2019 and also previously served as Chief Financial Officer of FSKR until the Merger. He joined FS Investments in October 2019 as a Managing Director. Mr. Lilly has a wealth of experience in the BDC space and most recently served as chief financial officer and secretary of Triangle Capital Corporation, or Triangle, and as a member of its Board of Directors from 2006 and as its chief compliance officer from 2007, prior to Triangle’s sale to Benefit Street Partners and Barings LLC in 2018. From 2005 to 2006, Mr. Lilly served as chief financial officer of Triangle Capital Partners, LLC. At Triangle, he built the company’s financial and operating infrastructure, oversaw listings on the Nasdaq and NYSE in 2007 and 2010, respectively, and led all corporate M&A and strategic processes. Prior to joining Triangle, Mr. Lilly spent seven years as Senior Vice President of Finance & Treasurer at SpectraSite Communications, a publicly traded wireless tower company, which was sold to American Tower Corporation in 2005. He began his career in the media and communications capital markets group at First Union, now part of Wells Fargo. Mr. Lilly earned a B.A. in History from Davidson College and completed the Executive Education Program at University of North Carolina at Chapel Hill. He currently serves on the board of trustees of UNC/Rex Healthcare, Episcopal High School, Saint Mary’s School, and Historic Oakwood Cemetery in Raleigh, NC. He is also a Director at America First Multifamily Investors, LP, a publicly traded mortgage real estate investment trust, where he serves as Chairman of the Audit Committee.
Stephen S. Sypherd has served as the General Counsel and Secretary of the Company and K-FIT since inception and has served as General Counsel of FSK since April 2018. He previously served as FSK’s Secretary and Vice President since 2013. Mr. Sypherd also previously served as the General Counsel and Secretary of FSKR until the Merger and he continues to serve as Secretary, General Counsel, Vice President and/or Treasurer of other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as Senior Vice President from December

2011 to August 2014, General Counsel since January 2013 and Managing Director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an Executive Editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts where he is also the chairman of the audit committee (and on the executive and governance committees of that board).
Drew O’Toole has served as the Co-Chief Operating Officer of the Company and K-FIT since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer of FSKR until the Merger. He is a Managing Director of FS Investments, which he joined in April 2014. Previously, Mr. O’Toole was a Director of Corporate Strategy at FS Investments. His responsibilities were primarily focused on the design, analysis and implementation of key firm strategic initiatives. Prior to FS Investments, he worked in various roles at Cambridge Associates LLC, an institutional investment advisory and consulting firm. Mr. O’Toole graduated summa cum laude from the University of Pittsburgh with degrees in Finance and Business Management. He is also a CFA charterholder.
Ryan Wilson has served as the Co-Chief Operating Officer of the Company and K-FIT since inception, has served as Co-Chief Operating Officer of FSK since October 2019 and also previously served as the Co-Chief Operating Officer FSKR until the Merger. He joined KKR Credit in 2006 and he is currently a Managing Director of KKR. Mr. Wilson served as CCT’s Chief Operating Officer prior to its merger with FSK in 2018 and has held various roles across KKR Credit. Prior to joining KKR Credit, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA charterholder, Chartered Professional Accountant and a Chartered Accountant.
William Goebel has served as Chief Accounting Officer of the Company and K-FIT since inception and has served as FSK’s Chief Accounting Officer since October 2019. Previously, Mr. Goebel served as FSK’s Treasurer from April 2018 to June 2020 and FSK’s Chief Financial Officer from March 2011 to October 2019. Mr. Goebel also previously served as Chief Accounting Officer of FSKR until the Merger. Mr. Goebel is also a Managing Director of FS Investments. Prior to joining FS Investments, Mr. Goebel held a Senior Manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and a CFA charterholder.
James F. Volk has served as the Chief Compliance Officer of the Company and K-FIT since inception and has served as FSK’s Chief Compliance Officer since April 2015. Mr. Volk also previously served as the Chief Compliance Officer of FSKR until the Merger, and he continues to serve as Chief Compliance Officer of other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the Chief Compliance Officer, Chief Accounting Officer and Head of Traditional Fund Operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the Assistant Chief Accountant at the SEC’s Division of Investment Management and a Senior Manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.
Zach Chalfant has served as the Treasurer of the Company and K-FIT since inception, has served as Treasurer of FSK since June 2020 and also previously served as the Treasurer of FSKR until the Merger. He is a Managing Director of FS Investments, which he joined in September 2012. Previously, Mr. Chalfant was a Director of Portfolio Management at FS Investments, where his responsibilities were focused on reporting and liability management. Prior to joining FS Investments, Mr. Chalfant worked in various roles at JPMorgan Chase and City of London Investment Management. Mr. Chalfant holds a B.S. in Finance from the University of Maryland.
Code of Ethics
The Company has adopted a code of business conduct and ethics, or as amended and restated, the Code of Business Conduct and Ethics, which applies to, among others, its officers, including its Chief Executive Officer and its Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Governance portion of the Company’s website at www.k-fit.com. The Company intends to disclose any substantive amendments to, or waivers from, required provisions of the Code of Business Conduct and Ethics under cover of a Current Report on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.
Insider Trading Policy and Prohibitions and Restrictions on Hedging and Pledging Transactions
Our Statement on the Prohibition of Insider Trading, or our Insider Trading Policy, governs the purchase, sale, and/or any other dispositions of our securities by trustees, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations. To the extent the Company engages in transactions in its securities, it does so in accordance with applicable laws.
Among other things, our Insider Trading Policy prohibits any officer, manager, director, trustee or employee (including any temporary employee or consultant) of the Company or the Adviser who is aware of material, non-public information relating to the Company from, directly or through family members or other persons or entities, (a) buying or selling securities of the Company (other than pursuant to a pre-approved trading plan that complies with Rule 10b5-1 of the Exchange Act), or engaging in any other action to take personal advantage of that information, or (b) passing that information on to others outside of Company, including family and friends. All personnel covered under the Insider Trading Policy and their respective immediate family may purchase or sell securities of the Company only during a designated “window period” as set forth in the Insider Trading Policy; however, even during a “window period,” such covered personnel may not engage in transactions involving securities of the Company if he or she is in possession of material non-public information on the trade date. In addition, notwithstanding any “window period,” the Company requires that all purchases and sales of the Company’s securities by all such covered personnel be cleared by our Chief Compliance Officer, or his or her designee, prior to placing any order related to such transactions (other than purchases and sales of securities under a pre-approved trading plan that complies with Rule 10b5-1 of the Exchange Act).
In addition, officers, managers, directors, trustees and employees (including any temporary employee or consultant) of the Company or the Adviser, and their respective immediate family members are prohibited under the Insider Trading Policy from engaging in the following transactions in the Company’s securities, unless advance approval is obtained from our Chief Compliance Officer or his or her designee: (i) short-term trading (i.e., effectuating opposite-way trades in the same class of security within six months of each other); (ii) short sales; (iii) buying or selling puts or calls or other derivative securities on the Company’s securities; (iv) holding Company securities in a margin account or pledging the Company’s securities as collateral for a loan; and (v) entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities. Our Insider Trading Policy is filed as an exhibit to this annual report on Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires certain of the Company’s officers, the Company’s trustees, and persons who own more than 10% of the Common Shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, trustees, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of Forms 3, 4 and 5 filed by the Company’s trustees and officers and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: there was a failure to timely file an initial statement of beneficial ownership of securities on Form 3 on behalf of FS Investments, FSH Seed Capital Vehicle I LLC, and David Adelman, each of which was a beneficial owner of more than 10% of the Common Shares.
Audit Committee
The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Kropp and Imasogie, all of whom are Independent Trustees. The Board has determined that Messrs. Ford and Kropp are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent registered public accounting firm (including compensation therefor) and reviewing the independence of the Company’s independent registered public accounting firm. The Audit Committee charter can be accessed on the Governance portion of the Company’s website at www.k-fit.com.
Pursuant to the Audit Committee Charter, no member of the Audit Committee may serve simultaneously on the audit committees of more than three (3) public companies, unless the Board determines that such simultaneous service would not impair the ability of such member to serve on the Audit Committee effectively. The Board has determined, in consultation with and relying on the advice of counsel, that Brian R. Ford’s service on the audit committees of more than three (3) public companies, which includes the Company, would not impair the ability of Mr. Ford to effectively serve on the Audit Committee.

Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee which is comprised of four appointees of KKR Credit (currently George Mueller, Daniel Pietrzak, Ryan Wilson and Rony Ma) and four appointees of FS Investments (currently Brian Gerson, Michael Kelly, Drew O’Toole and Christina Snyder). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
Investment Committee
Investment opportunities and follow-on investments in existing portfolio companies will generally require approval of the Investment Committee. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments identified by the Adviser and monitors the performance of our investment portfolio. The day-to-day management of investments approved by the Investment Committee will be overseen by investment personnel.
None of the Investment Committee members receive any direct compensation from us. The members of the Investment Committee primarily responsible for the day-to-day management of the Company also manage other registered investment companies, other pooled investment vehicles and other accounts.
Members of the Investment Committee Who Are Not Our Trustees or Officers
Michael Kelly serves as Co-President and Chief Investment Officer of FS Investments. Mr. Kelly shares oversight of firm strategy and leads the investment management, product development, capital markets, due diligence and investment research functions. Mr. Kelly has extensive experience in investment management, product development and business development. Most recently, he was the chief executive officer of ORIX USA Asset Management, or ORIX, where he led the company’s acquisition of Robeco, a $250 billion global asset management company and the largest acquisition in ORIX’s 50-year history. Mr. Kelly started his career on Wall Street at Salomon Brothers and went on to join hedge fund pioneers Omega Advisors and Tiger Management. He then helped build and lead the hedge fund firm FrontPoint Partners, where he first served as chief investment officer and eventually co-chief executive officer. Mr. Kelly is a graduate of Cornell University and earned his M.B.A. at Stanford University. Mr. Kelly is a board member of Invest in Others, a co-founder and board member of the Spotlight Foundation and a trustee of the Tiger Foundation. He has also served as a trustee of the Stanford Graduate School of Business Trust.
Christina Snyder joined FS Investments in January 2015 and is a Senior Vice President in the investment management group. Ms. Snyder previously worked in portfolio management where her responsibilities were focused on BDC reporting. Before joining FS Investments, Ms. Snyder worked at J.P. Morgan Chase supporting the North America fixed income structured products desk. Prior to that, Ms. Snyder began her career with M&T Bank working with several groups across the bank. Ms. Snyder graduated with a B.S. in Finance from the Pennsylvania State University and holds the CFA Institute’s Chartered Financial Analyst designation.
George Mueller joined KKR in 2009 and is a Partner within KKR’s Credit & Markets business. He serves as a portfolio manager for KKR’s private credit funds and portfolios. Mr. Mueller is a member of the Global Corporate Private Credit Investment Committee. Mr. Mueller co-leads the team responsible for providing principal investment and capital markets solutions to financial sponsors and other issuers across the capital structure. Prior to joining KKR, Mr. Mueller was with Barclays Capital, where he worked in high yield and leveraged loan credit research, trading and capital markets. Mr. Mueller holds a B.A., magna cum laude, from Vanderbilt University and is a Chartered Financial Analyst (CFA). Mr. Mueller is actively involved in the community, serving a variety of non-profit organizations including the Melanoma Research Alliance and The Aldrich Contemporary Art Museum.
Item 11.    Executive Compensation.
Compensation of Officers
The Company’s officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business will be provided by individuals who are employees of the Adviser or its affiliates or by individuals who are contracted by the Adviser, the Company or their respective affiliates to work on behalf of the Company, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Each of the Company’s executive officers is an employee of the Adviser or its affiliates, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Adviser.
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company), including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of KKR Credit and FS Investments providing administrative services to us on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics, which methodology is reviewed by the Board, along with the proposed allocation of administrative expenses among us and certain affiliates of the Adviser.
In the case of Messrs. Forman, Pietrzak, Gerson and Ma, we cannot identify the portion of the compensation received by such officers that relates solely to such officers’ services to us. Conversely, for all other officers, we reimburse the Adviser for the allocable portion of compensation received by such officer, attributed to administrative services to the Company; for the year ended December 31, 2024, we recorded an aggregated total of $71,570 for compensation remitted to all other officers of the Company for administrative services provided to the Company, paid by the Adviser under the Administration Agreement on behalf of the Company.
The Advisory Agreement and the Administration Agreement provide that the Adviser (and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser) shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Adviser, and the Adviser shall be held harmless for any loss or liability suffered by the Company, arising out of the performance of any of its duties or obligations under the Advisory Agreement or the Administration Agreement, respectively, or otherwise as the Company’s investment adviser or administrator, respectively; provided, however, that the Adviser cannot be indemnified for any liability arising out of willful misfeasance, bad faith, or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement or the Administration Agreement, as applicable.
Compensation of Trustees
The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Adviser. The Company’s trustees who do not also serve in an executive officer capacity for the Company or the Adviser temporarily agreed to waive annual cash retainer fees and annual fees for serving as committee members or chairpersons from inception until August 1, 2024. Beginning August 1, 2024, each Independent Trustee of the Company who serves as an independent member on the boards of directors/trustees and respective committees of all of the funds in the Fund Complex receives annual cash retainers as set forth in the below table, determined and paid quarterly in arrears and allocated among each fund in the Fund Complex (FSK, K-FIT and the Company) based upon relative gross assets.

Amount
Annual Board Retainer	$200,000
Annual Lead Independent Trustee Retainer	$35,000
Annual Committee Chair Retainers
Audit Committee	$35,000
Valuation Committee	$35,000
Nominating and Corporate Governance Committee	$15,000
Annual Audit Committee Member Retainer	$10,000
Annual Valuation Committee Member Retainer(1)	$10,000
____________________
(1)The Company does not pay this compensation to the Valuation Committee Chairman.
The Company will also reimburse each of the Independent Trustees for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board of Trustees meeting and each in-person Board of Trustees committee meeting not held concurrently with a Board of Trustees meeting.
The Company has obtained trustees’ and officers’ liability insurance on behalf of its trustees and officers. The Company does not have a profit-sharing or retirement plan, and trustees do not receive any pension or retirement benefits. The Board of Trustees reviews and determines the compensation of Independent Trustees.

The table below sets forth the compensation received by each current trustee from (i) the Company and (ii) all of the companies in the Fund Complex, consisting of the Company, K-FIT and FSK in the aggregate, in each case, for service during the fiscal year ended December 31, 2024. The Company’s trustees do not receive any retirement benefits from the Company in connection with their service as trustees.

Name of Trustee	Fees Earned or Paid in Cash by the Company(1)	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Michael C. Forman	—	—	—
Daniel Pietrzak	—	—	—
Barbara Adams	$210,000	$210,000	$210,000
Brian R. Ford	$230,000	$230,000	$230,000
Richard Goldstein	$210,000	$210,000	$210,000
Michael J. Hagan	$232,500	$232,500	$232,500
Jeffrey K. Harrow	$215,000	$215,000	$215,000
Jerel A. Hopkins	$210,000	$210,000	$210,000
Osagie Imasogie	$215,000	$215,000	$215,000
James H. Kropp	$235,000	$235,000	$235,000
Elizabeth Sandler	$210,000	$210,000	$210,000
____________________
(1)Beginning August 1, 2024, each Independent Trustee of the Company who serves as an independent member on the boards of directors/trustees and respective committees of all of the funds in the Fund Complex receives annual cash retainers as set forth in the above table, determined and paid quarterly in arrears and allocated among each fund in the Fund Complex (FSK, K-FIT and the Company) based upon relative gross assets.
Compensation Committee Interlocks and Insider Participation
The Board currently does not have a compensation committee, and the Board does not make determinations regarding compensation of executive officers because the Company does not directly pay any compensation to its executive officers.
Timing of Grants of Options
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of February 28, 2025, the beneficial ownership of the Company’s current trustees, executive officers, each person known to the Company to beneficially own more than 5% of the outstanding Common Shares, and all of the Company’s executive officers and trustees as a group. With respect to persons known to us to beneficially own more than 5% of the outstanding Common Shares, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our trustees or executive officers are deemed to beneficially own Common Shares.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Common Shares. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of February 28, 2025.

Shares Beneficially Owned as of February 28, 2025
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
More than 5% Owners:
Cliffwater Corporate Lending Fund(3)	992,566	6%
KKR Alternative Assets LLC(4)	1,000,687	6%

Interested Trustees:
Michael C. Forman(5)	400,315	2%
Daniel Pietrzak	—	—

Independent Trustees:
Barbara Adams	—	—
Brian R. Ford	—	—
Richard I. Goldstein	—	—
Michael J. Hagan	—	—
Jeffrey K. Harrow	—	—
Jerel A. Hopkins	—	—
Osagie Imasogie	—	—
James H. Kropp	—	—
Elizabeth J. Sandler	—	—

Executive Officers:
Brian Gerson	—	—
Steven Lilly	—	—
Stephen S. Sypherd	—	—
William Goebel	—	—
James F. Volk	—	—
All Trustees and Executive Officers as a Group (16 persons)	400,315	2%
_______________
(1)The address for each of the trustees and executive officers set forth above is c/o KKR FS Income Trust Select, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)Based on a total of 17,121,703 shares issued and outstanding as of February 28, 2025.
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

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence.
Trustee Independence
While we are not listed on any public securities exchange, we intend to comply with listing standards of the New York Stock Exchange, or the NYSE, requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.
Based on these standards, the Board has determined that Barbara Adams, Brian R. Ford, Richard I. Goldstein, Michael J. Hagan, Jeffrey K. Harrow, Jerel A. Hopkins, Osagie Imasogie, James H. Kropp and Elizabeth J. Sandler are independent (or not “interested persons” of the Company). Based upon information requested from each such trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee, the Valuation Committee and Nominating and Corporate Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Certain Relationships and Related Transactions
The Company will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. Shareholders should be aware that individual conflicts will not necessarily be resolved in favor of their individual interest. The Company is and will be subject to actual, potential or apparent conflicts of interest as a result of the relationships between the Company, the Adviser, FS Investments and KKR Credit, which are affiliates of the Adviser, and their respective affiliates that provide general partner and/or advisory services to Other FS or KKR Vehicles (as defined below), or, collectively, as used under this “Certain Relationships and Related Party Transactions” section, the FS/KKR Group. For purposes of this “Certain Relationships and Related Party Transactions” section, “Other FS or KKR Vehicles” refer to the funds, investment vehicles and accounts managed, now or in the future, by the Adviser, FS Investments and KKR Credit or any of their respective affiliates (excluding for this purpose, KKR proprietary entities), including, without limitation, each of FSK and K-FIT and funds, investment vehicles and accounts pursuing the following strategies: private equity (including growth equity, impact, and core strategies), credit (including (i) leveraged credit strategies, including leveraged loan, high-yield bond, opportunistic credit and revolving credit strategies, and (ii) alternative credit strategies, including strategic investments and private credit strategies such as direct lending and private opportunistic credit (or junior mezzanine debt) acquisition strategies) and real asset strategies (including real estate, energy and infrastructure strategies). KKR Credit is a subsidiary of KKR & Co., a leading global investment firm that manages investments across multiple asset classes, and FS Investments is a leading asset manager. As such, KKR Credit, FS Investments and their respective affiliates have multiple advisory, transactional, financial and other interests that conflict with those of the Company. While entities in the FS/KKR Group have established procedures and policies for addressing conflicts of interest, there is no assurance that conflicts will be resolved in a manner favorable to the Company and any such conflicts and the manner in which they are addressed by the FS/KKR Group could have an adverse effect on the Company.
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Company’s Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). All future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Trustees.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to each of FSK and K-FIT, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with KKR Credit or FS Investments. In the future, these persons and other affiliates of KKR Credit and FS Investments may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.
In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Investment Advisory Agreement and Administration Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services for which we will pay the Adviser the Base Management Fee, quarterly in arrears, at an annual rate of 1.25% of the average monthly value of the Company’s net assets as well as the Incentive Fee based on performance. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Adviser are determined.
The Incentive Fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser’s Base Management Fee and Incentive Fee will be based on the value of our investments, and there may be a conflict of interest when personnel of the Adviser assist in determining periodic fair values for our portfolio investments.
Pursuant to the Administration Agreement, the Adviser also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. There is no separate fee paid by us to the Adviser in connection with the administrative services provided under the Administration Agreement, provided, however, that we reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities thereunder, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of the Adviser. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Administration Agreement.
Expense Support Agreement
We have entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser may elect to pay Expense Payments on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. If the Adviser elects to pay certain of our expenses, the Adviser will be entitled to reimbursement of such expenses from us if Available Operating Funds exceed the cumulative distributions accrued to our shareholders, subject to the terms of the Expense Support Agreement. See “Item 1. Business – Management Agreements – Expense Support and Conditional Reimbursement Agreement.”
Allocation of the Adviser’s Time
The Company relies on the Adviser to manage the Company’s day-to-day activities and to implement its investment strategies. The Adviser, KKR Credit, FS Investments and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to the Company. As a result of these activities, the Adviser, KKR Credit, FS Investments and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved. The Adviser, KKR Credit, FS Investments and their employees will devote only as much of its or their time to the Company’s business as the Adviser, KKR Credit and FS Investments, in their judgment, determine is reasonably required, which will be substantially less than their full time. Therefore, the Adviser, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among the Company and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to the Company.
However, the Company believes that the members of the Adviser’s management and the other key debt finance professionals have sufficient time to fully discharge their responsibilities to the Company and to the other businesses in which they are involved. The Company believes that its affiliates and executive officers will devote the time required to manage the Company’s business and expect that the amount of time a particular executive officer or affiliate devotes to the Company will vary during the course of the year and depend on the Company’s business activities at the given time. Because many of the operational aspects involved with managing the Company, FSK and K-FIT are similar, we believe there will be significant efficiencies created by the Adviser providing services to such entities. For example, we expect that the Adviser will streamline the structure for financial reporting, internal controls and investment approval processes for the Company, FSK and K-FIT.
Competition and Allocation of Investment Opportunities
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The Co-Investment Exemptive Order permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
The Adviser and its affiliates will be simultaneously providing investment advisory services to other affiliated entities, including FSK and K-FIT. The Adviser may determine that it is appropriate for the Company and one or more other investment accounts managed by the Adviser or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.
To mitigate these conflicts, the Adviser will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
As the Adviser and affiliates of KKR Credit and FS Investments currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Placement Agent Fees and Distribution/Servicing Fees
The Placement Agents, broker-dealers that are affiliates of KKR Credit and FS Investments and/or one or more of their respective affiliates or third parties will act as placement agents or distributors, or the Distributors, to assist in the placement of Common Shares to certain investors, or the Clients. The potential for the Distributors to receive compensation in connection with a Client’s investment in the Company presents a potential conflict of interest in recommending that such Client purchase our Common Shares.
The Distributors will be paid compensation by the Clients in connection with the sale, distribution, retention and/or servicing of the shares, the cost of which will be borne directly by Clients in the case of any upfront sales load or placement agent fees and indirectly by the Clients as an expense of the Company in the case of the Distribution/Servicing Fees. Any upfront sales load or placement agent fee may not be part of (and may be in addition to) an investor’s aggregate purchase price for its Class S shares and will be directly charged to such investor. Investors should contact their broker-dealer for information on any such fees.
The Company has entered into the Placement Agent Agreements with each of the Placement Agents, pursuant to which the Placement Agents have agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Placement Agents to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisors. The Placement Agents also coordinate the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of this private offering of Common Shares, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. Subject to any applicable FINRA limitations on underwriting compensation, we will pay the Placement Agents a Distribution/Servicing Fee for Class S shares equal to 0.85% per annum of the NAV, as of the beginning of the first calendar day of the applicable month, of the Class S shares. The Placement Agents, or participating broker-dealers that have a selling agreement with a Placement Agent, may collect the gross proceeds derived from the sale of such Common Shares, remit the NAV thereof to the Company upon receipt of the proceeds and retain any applicable sales charge. Investors should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on Common Shares.
Any material adverse change to the ability of the Placement Agents to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and this offering. If the Placement Agents are unable to build and maintain a sufficient network of participating broker-dealers to distribute Common Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s investment strategy may be adversely affected. In addition, each Placement Agent currently serves, and will in the future serve, as dealer-manager or placement agent for other issuers. As a result, each of the Placement Agents will experience conflicts of interest in allocating its time between the Company’s private offering of Common Shares and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s investment strategy. Further, the participating broker-dealers retained by the Placement Agents may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail and advisory clients.

The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of Distribution/Servicing Fees charged. The Distribution/Servicing Fees will be payable to the Placement Agents, but the Placement Agents anticipate that all or a portion of the Distribution/Servicing Fees will be retained by, or re-allowed (paid) to, eligible participating brokers and servicing broker-dealers for ongoing services performed by such broker-dealers. The Company may pay for expenses related to its distribution out of its own assets under its Distribution and Servicing Plan outside of the Distribution/Servicing Fees, including but not limited to, expenses associated with advertising, compensation of underwriters, dealers, and sales personnel, the printing and mailing of prospectuses to other than current shareholders, and the printing and mailing of sales literature, each as may be determined to be in the best interests of the Company.
All or a portion of the Distribution/Servicing Fees may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under applicable FINRA rules; however, the Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the Distribution/Servicing Fees and its Amended and Restated Distribution and Servicing Plan. The total amount that will be paid over time for other underwriting compensation depends on the average length of time for which shares remain outstanding, the term over which such amount is measured and the performance of the Company’s investments. The Company will also pay or reimburse certain organizational and offering expenses, including, subject to FINRA limitations on underwriting compensation, certain wholesaling expenses.
In addition, the Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to the Distributors and/or to shareholder servicing agents, selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, to assist with the placement of Common Shares, for the purpose of introducing a selling agent to the Company, to provide certain services to the Company and its shareholders and/or to promote the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of Common Shares by investors in the Company, as determined by the Adviser, the Placement Agents, participating broker-dealers or other financial intermediaries. The amount of these payments is determined from time to time by the Adviser, may be substantial and are or will be paid out of the Adviser’s revenues, which generally come directly or indirectly from fees paid by the Company. While the Adviser has and may continue to pay such fees and compensation, and reimburse such expenses, to such entities in connection with the offering of Common Shares, it is under no obligation to pay such fees and compensation, or to reimburse such expenses, and may decide not to do so in the future to the extent that such fees, compensation and reimbursements are permitted to be borne by the Company.
The prospect of receiving, or the receipt of, placement fees or other compensation, as described above, may provide the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries and/or their respective salespersons with an incentive to favor sales or recommendations of Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Distributors, participating broker-dealers, shareholder servicing agents or other financial intermediaries do not receive similar compensation or receive lower levels of compensation.
In return for these placement fees or other compensation, as described above, the Adviser and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
In exchange for any such fees or other compensation that may be made to certain participating broker-dealers, shareholder servicing agents or other financial intermediaries, these agents may provide services including, but not limited to, establishing and maintaining accounts and records; answering inquiries regarding purchases, exchanges and redemptions; processing and verifying purchase, redemption and exchange transactions; furnishing account statements and confirmations of transactions; processing and mailing monthly statements, prospectuses or other offering materials, shareholder reports and other SEC-required communications; and providing the types of services that might typically be provided by the Company’s transfer agent (e.g., the maintenance of omnibus or omnibus-like accounts). Any such payments may create potential conflicts of interests between an investor and a selling agent who is recommending a particular fund over other funds.
Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to the Common Shares. KKR Credit and FS Investments employees involved in the marketing and placement of our shares are not acting as tax, financial, legal or accounting advisors to potential investors in connection with the Private Offering. Potential investors must independently evaluate the Private Offering and make their own investment decisions. Before investing, potential investors should consult with their financial consultant and review carefully any disclosure by the selling agent as to what monies they receive from fund advisers and distributors, as well as how their financial consultant is compensated.

Financial Interests of KKR Credit and FS Investments Personnel May Incentivize Such Personnel to Promote the Sale of Common Shares
KKR Credit and FS Investments and certain of their respective affiliates will assist in the placement of the Common Shares, in such capacity the Affiliated Placement Agents. Each shareholder that purchases interests through an Affiliated Placement Agent may receive additional disclosures from the Affiliated Placement Agent regarding services provided by the Affiliated Placement Agent and the fees received by the Affiliated Placement Agent and/or their salespersons (i.e., financial advisors and private wealth advisors) in connection with the sale of Common Shares and should review such disclosures carefully prior to making an investment in the Company. The prospect of receiving, or the receipt of, additional compensation by the Affiliated Placement Agents may provide such Affiliated Placement Agents and/or their salespersons (i.e., financial advisors and private wealth advisors) with an incentive to favor sales of the Common Shares and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which the Affiliated Placement Agent does not receive additional compensation, or receives lower levels of additional compensation.
Prospective investors should take such payment arrangements into account when considering and evaluating any recommendations related to the Common Shares.
Other Fees
Subject to compliance with the 1940 Act and the Co-Investment Exemptive Order, affiliates of KKR Credit will from time to time earn fees and/or other compensation from portfolio companies in which the Company has an investment (or through holding vehicles and other entities through which the Company acquires such portfolio companies). KKR and its affiliates may provide a broad range of financial services to and with respect to the Company’s portfolio companies, holding vehicles and other entities in or through which the Company acquires portfolio companies. For example, KKR Capital Markets LLC may act as underwriter, placement agent, syndication agent, financial advisor or a similar role in connection with the offering, placement or arrangement of securities, debt instruments or other financial products by portfolio companies held by the Company and other entities (including non-controlled entities) through which the Company acquires portfolio companies, including in respect of portions of the capital structures of such portfolio companies that are not acquired by the Company or as underwriter, placement agent, syndication agent, financial advisor or similar role in connection with the public or private sale of the Company’s acquisitions of such portfolio companies, and KKR Capital Markets LLC generally will be paid customary fees for such services to the extent permitted under the 1940 Act and the Co-Investment Exemptive Order.
Further, portfolio companies in the Company’s ABF Investment portfolio, or entities through which the Company owns and operates any ABF Investments may retain service providers affiliated with KKR or in which KKR or its affiliate has an interest to provide necessary services for fees, including assistance with sourcing of leasing opportunities and negotiating of financing relating thereto as well as repurposing and maintenance services, or Asset Leasing Services, and such service providers will generally receive fees or other compensation for Asset Leasing Services at market rates and in compliance with the 1940 Act and relevant guidance thereunder. Similarly, in connection with local governance, regulatory and/or tax considerations, it could be required or otherwise deemed advisable by the Adviser that service providers that are affiliates of KKR Credit or in which KKR or its affiliates has an interest provide services to regulated investment trusts or comparable regulated or unregulated investment vehicles through which the Company makes acquisitions of ABF Investments in certain jurisdictions and such service providers will generally receive market rate fees in respect thereof. Any fees or other compensation relating to Asset Leasing Services received by any affiliated or other service providers in which KKR or an affiliate thereof has a proprietary interest with respect to the Company’s acquisition of ABF Investments will not be shared with the Company. Accordingly, investors will not receive any benefit from such fees. The fee potential inherent in a particular acquisition or transaction could be viewed as an incentive for the Adviser to seek to refer, allocate or recommend an acquisition of an ABF Investment or transaction to the Company.
KKR Capstone
KKR Capstone partners with the KKR private equity team and management teams of portfolio companies to help define strategic priorities for and drive operational improvement in portfolio companies. The Capstone team is comprised of experienced professionals with extensive general management and functional expertise, whose typical background is that of former general managers, operating executives and management consultants.
KKR Capstone provides advisory services to portfolio companies that KKR’s investment executives could not otherwise provide, and may provide such services to portfolio companies of the Company, to the extent permitted under the 1940 Act. The Company will indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the cost of any consulting services provided by KKR Capstone, as affiliate of KKR Credit, which provides consulting services to KKR affiliates, portfolio companies, holding companies and other entities in or through which the Company and Other FS or KKR Vehicles own and control or invest in portfolio companies. The FS/KKR Group could in the future engage technical consultants in addition to KKR Capstone, including, but not limited to, for operational consulting, loan servicing, energy industry consulting and operating services and property management services in the real estate sector on terms substantially similar to those described herein with respect to KKR Capstone and the considerations discussed herein with respect to KKR Capstone will apply similarly to such other technical consultants. The Company will indirectly bear through portfolio companies, holding vehicles and other entities in or through which it acquires portfolio companies (including where such costs are shared between such entities and the Company), the costs of operating and consulting services provided by KKR Capstone or such technical consultants. Fees and compensation received by KKR Capstone and its executives in relation to the foregoing will not be shared with the Company.
Broker-Dealer Activities
KKR’s affiliates include a number of entities that act as broker-dealers, including KKR Capital Markets LLC. To the extent permitted by the 1940 Act, such broker-dealers (including their respective related lending vehicles) will, from time to time, manage or otherwise participate in underwriting syndicates and/or selling groups with respect to existing or potential portfolio companies of the Company or otherwise be involved in the private placement of debt or equity securities or instruments issued by or in connection with the acquisition of the Company’s portfolio companies and non-controlling entities in or through which the Company may acquire portfolio companies (including by placing securities issued by such portfolio companies with co-investors, to the extent permitted by the 1940 Act and the Co-Investment Exemptive Order), or otherwise in arranging or providing financing for the Company and for or in connection with the acquisition of portfolio companies, in each case alone or with other lenders, which could include the Company and Other FS or KKR Vehicles. In particular, to the extent permitted by the 1940 Act, KKR Capital Markets LLC is expected to participate in the financing of the Company’s portfolio companies, including, for example, by arranging for senior financing that is secured by pools of portfolio companies held by the Company. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s portfolio companies, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Subject to applicable law, such broker-dealers will generally receive underwriting fees, placement commissions, syndication fees, financing fees, interest payments or other compensation with respect to such activities, which are not required to be shared with the Company or its shareholders. In certain circumstances, where a KKR-affiliated broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s portfolio companies or other issuers in which it invests. In addition, the Company could be prevented from participating in a joint venture as a result of a KKR-affiliated broker participating in such underwriting or financing transactions.
In addition, circumstances could arise where following the Company’s acquisition of a portfolio company or other issuer, such issuer becomes distressed and the participants in the relevant offering have a valid claim against the underwriters of the relevant offering. Such underwriters could include a KKR-affiliated entity, in which case, the Company would have a conflict in determining whether to sue such underwriters. Where such underwriters include non-affiliated broker-dealers, the Company will also have a conflict in determining whether to bring a claim because of concerns regarding the relationships of KKR or its affiliates with such non-affiliated broker-dealers, which could relate to and otherwise benefit Other FS or KKR Vehicles and/or KKR and its proprietary entities and not the Company.
KKR or its affiliates could in the future develop new businesses, such as providing investment banking, advisory and other services to corporations, financial sponsors, management or other persons. Such services could relate to transactions that could give rise to opportunities that are suitable for the Company. In such case, the KKR client would typically require the relevant KKR affiliate to act exclusively on its behalf, thereby precluding the Company from participating in such acquisition opportunities. The KKR affiliate would not be obligated to decline any such engagements in order to make an acquisition opportunity available to the Company. In addition, KKR or its affiliate could come into the possession of information through these new businesses that limits the Company’s ability to engage in potential transactions.
Cliffwater Corporate Lending Fund
CCLF and one of its wholly-owned subsidiaries collectively serve as the Financing Provider under the Cliffwater Facility Agreement (as amended from time to time). In addition, as of December 31, 2024, CCLF SPV LLC, a wholly owned subsidiary of CCLF, owned 992,565.631 Common Shares, or approximately 7.06% of the then-outstanding Common Shares. Pursuant to a Fund of Funds Investment Agreement, dated as of March 27, 2024, by and between CCLF and the Company, which provided for the acquisition of Common Shares by Cliffwater in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, Cliffwater has waived its right to vote or cause to be voted any “voting rights” that Cliffwater has in respect of such number of Common Shares held by Cliffwater, directly or indirectly, that equals or exceeds 5.00% of the then-outstanding Common Shares.
By virtue of Cliffwater’s role as Financing Provider, Cliffwater will have more information than other shareholders of the Company about the investments owned and held by the Financing Provider under the Cliffwater Facility Agreement (as amended from time to time), which may be acquired by the Company from time to time at the Company’s or Cliffwater’s request pursuant to the terms and provisions of such agreement. In addition, Cliffwater has access to information regarding such investments (including, but not limited to, valuation reports) in advance of communication to other shareholders of the Company. As a result, Cliffwater may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take, including with respect to submitting repurchase requests in connection with the Company’s discretionary quarterly share repurchase program. While Cliffwater’s actions in this regard may be limited by federal securities laws and its own policies and procedures, which may address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of the Company or other shareholders.
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
Item 14.    Principal Accountant Fees and Services.
The Company has appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The Company engaged Deloitte & Touche LLP to act as its independent registered public accounting firm for each of the fiscal years ended December 31, 2023 through 2024.
Fees
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2024	$450,000	$—	$—	$—
2023	$55,000	$—	$—	$—
____________________
(1)“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.
(2)“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.
During each of the fiscal years ended December 31, 2024 and 2023, Deloitte & Touche LLP billed aggregate non-audit fees of $0 (comprised of $0 related to the Company and $0 related to the Adviser) for services rendered to the Company and the Adviser.
Pre-Approval Policies and Procedures
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Company’s independent registered public accounting firm to management. All of the audit and permitted non-audit services described above for which Deloitte & Touche LLP billed the Company for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
a. Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
b. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

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

3.3	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

4.1*	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1*	Form of Subscription Agreement for Capital Commitments

10.2*	Form of Subscription Agreement for Immediate Fundings

10.3
Amended and Restated Investment Advisory Agreement (Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56633), filed with the SEC under the Securities Exchange Act of 1934, as amended, on February 2, 2024 and incorporated herein by reference)

10.4
Amended and Restated Administration Agreement (Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56633), filed with the SEC under the Securities Exchange Act of 1934, as amended, on February 2, 2024 and incorporated herein by reference)

10.5
Amended and Restated Expense Support and Conditional Reimbursement Agreement (Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56633), filed with the SEC under the Securities Exchange Act of 1934, as amended, on February 2, 2024 and incorporated herein by reference)

10.6
Custodian Agreement by and between the Fund and State Street Bank and Trust Company (Previously filed as part of the Registrant’s Registration Statement on Form N-2 (File No. 811-23880), filed with the SEC under the Investment Company Act of 1940, as amended, on June 7, 2023 and incorporated herein by reference)

10.7
Trademark License Agreement (Previously filed as part of the Registrant’s Registration Statement on Form N-2 (File No. 811-23880), filed with the SEC under the Investment Company Act of 1940, as amended, on June 7, 2023 and incorporated herein by reference)

10.8
Distribution Reinvestment Plan (Previously filed as part of the Registrant’s Registration Statement on Form N-2 (File No. 811-23880), filed with the SEC under the Investment Company Act of 1940, as amended, on June 7, 2023 and incorporated herein by reference)

10.9
Form of Placement Agency Agreement (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.10
Amended and Restated Distribution and Servicing Plan (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

10.11
Facility Agreement by and between Cliffwater Corporate Lending Fund, CCLF Holdings (D34) LLC and the Company, dated May 9, 2024. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-Q filed on May 15, 2024)

10.12
Senior Secured Revolving Credit Agreement, dated July 2, 2024 by and among KKR FS Income Trust Select, ING Capital LLC, and the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)

10.13
Revolving Credit and Security Agreement, dated December 23, 2024, by and among K-FITS Finance Eiffel-1 LLC, the Company, BNP Paribas, and the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2024)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

99.1*	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Shareholder(s)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

c. Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR FS Income Trust Select

Date: March 13, 2025	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 13, 2025	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: March 13, 2025	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 13, 2025	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: March 13, 2025	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: March 13, 2025	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: March 13, 2025	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: March 13, 2025	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: March 13, 2025	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: March 13, 2025	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: March 13, 2025	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: March 13, 2025	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: March 13, 2025	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director