Form 10-Q
period 2025-03-31
KKR FS Income Trust Select
filed 2025-05-14
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2025 was 21,164,424 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$662,092 and $435,721, respectively)	$666,926	$437,346
Controlled/affiliated investments (amortized cost—$4,159 and $4,480, respectively)	4,218	4,533
Total investments, at fair value (amortized cost—$666,251 and $440,201, respectively)	671,144	441,879
Cash and cash equivalents	8,085	9,893
Foreign currency (cost—$8,755 and $388, respectively)	8,723	370
Receivable for investments sold and repaid	263	235
Income receivable	3,504	2,661
Expense support receivable	2,101	1,206
Unrealized appreciation on foreign currency forward contracts	44	141
Deferred financing costs	3,462	3,649
Prepaid expenses and other assets	1,758	184
Total assets	$699,084	$460,218

Liabilities
Payable for investments purchased	$181	$27,545
Debt(1)	204,752	70,347
Unrealized depreciation on foreign currency forward contracts	43	—
Shareholders’ distributions payable	5,328	3,939
Accrued capital gains incentive fee(2)	538	219
Administrative services expense payable	297	202
Distribution/servicing fees payable	305	213
Accrued accounting and administrative fees	58	30
Interest payable	1,436	105
Other accrued expenses and liabilities	646	336
Total liabilities	213,584	102,936
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 19,027,048 and 14,068,193 Class S shares issued and outstanding, respectively	190	141
Capital in excess of par value	481,697	355,586
Retained earnings (accumulated deficit)	3,613	1,555
Total shareholders’ equity	485,500	357,282
Total liabilities and shareholders’ equity	$699,084	$460,218
Net asset value per share of common shares at period end	$25.52	$25.40
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$12,165	$105
Paid-in-kind interest income	684	—
Fee income	1,667	29
Dividend income	178	—
From controlled/affiliated investments:
Interest income	106	—
Dividend income	82	—
Total investment income	14,882	134

Operating expenses
Management fees	1,311	27
Subordinated income incentive fees(1)	1,565	—
Capital gains incentive fees(1)	319	14
Interest expense(2)	2,364	—
Administrative services expense	356	41
Distribution/servicing fees	790	—
Share transfer agent fees	26	—
Accounting and administrative fees	58	—
Audit expense	136	21
Other general and administrative expenses	319	11
Total operating expenses	7,244	114
Management and incentive fee waivers	(2,876)	(27)
Expense waiver(3)	(895)	—
Net expenses	3,473	87
Net investment income	11,409	47

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(10)	—
Net realized gain (loss) on foreign currency forward contracts	(4)	—
Net realized gain (loss) on foreign currency	(66)	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	3,209	106
Controlled/affiliated investments	6	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(140)	—
Net change in unrealized gain (loss) on foreign currency	(443)	—
Total net realized and unrealized gain (loss)	2,552	109
Net increase (decrease) in net assets resulting from operations	$13,961	$156

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.81	$0.70
Weighted average shares outstanding	17,216,719	221,110
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 4 for a discussion of the Company’s expense support and conditional reimbursement.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operations
Net investment income (loss)	$11,409	$47
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(80)	3
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	3,075	106
Net change in unrealized gain (loss) on foreign currency	(443)	—
Net increase (decrease) in net assets resulting from operations	13,961	156

Shareholder distributions
Distributions to common shareholders	(11,903)	—
Distributions to preferred shareholders	—	(1)
Net decrease in net assets resulting from shareholder distributions	(11,903)	(1)

Capital transactions(1)
Issuance of capital	121,867	45,000
Reinvestment of shareholder distributions	5,169	—
Repurchases of common shares	(876)	—
Net increase (decrease) in net assets resulting from capital share transactions	126,160	45,000
Total increase (decrease) in net assets	128,218	45,155
Net assets at beginning of period	357,282	1
Net assets at end of period	$485,500	$45,156
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,961	$156
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(232,977)	(49,110)
Paid-in-kind interest	(684)	—
Proceeds from sales and repayments of investments	7,685	10
Net realized (gain) loss on investments	10	—
Net change in unrealized (appreciation) depreciation on investments	(3,215)	(106)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	140	—
Accretion of discount	(84)	—
Amortization of deferred financing costs	190	—
Unrealized (gain)/loss on borrowings in foreign currency	428	—
(Increase) decrease in receivable for investments sold and repaid	(28)	—
(Increase) decrease in income receivable	(843)	(51)
(Increase) decrease in expense support receivable	(895)	—
(Increase) decrease in prepaid expenses and other assets	(1,574)	—
Increase (decrease) in payable for investments purchased	(27,364)	40,848
Increase (decrease) in accrued capital gains incentive fee	319	14
Increase (decrease) in administrative services expense payable	95	41
Increase (decrease) in distribution/servicing fees payable	92	—
Increase (decrease) in accrued accounting and administrative fees	28	—
Increase (decrease) in interest payable	1,331	—
Increase (decrease) in other accrued expenses and liabilities	310	33
Net cash provided by (used in) operating activities	(243,075)	(8,165)
Cash flows from financing activities
Issuance of capital	121,867	45,000
Issuance of preferred shares	—	1,439
Repurchases of common shares	(876)	—
Distributions to common shareholders	(5,345)	—
Distributions to preferred shareholders	—	(1)
Borrowings under financing arrangements	214,957	—
Repayments under financing arrangements	(80,980)	—
Deferred financing costs paid	(3)	—
Net cash provided by (used in) financing activities	249,620	46,438
Total increase (decrease) in cash	6,545	38,273
Cash and foreign currency at beginning of period	10,263	1
Cash and foreign currency at end of period	$16,808	$38,274
Supplemental disclosure
Reinvestment of shareholder distributions	$5,169	—
Interest paid during the period	$843	—
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of March 31, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—111.2%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$4,113	$4,113	$4,113
Affordable Care Inc	(f)(g)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	8,358	8,371	8,358
Alera Group Intermediate Holdings Inc	(f)(g)	Insurance	SF	+	5.3%			0.8%	10/28	8,227	8,241	8,227
Amerivet Partners Management Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.3%			0.8%	02/28	6,582	6,582	6,582
Arcfield Acquisition Corp	(f)	Capital Goods	SF	+	5.0%			0.5%	10/31	10,415	10,415	10,507
Arcfield Acquisition Corp	(h)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,175	1,175	1,175
Area Wide Protective Inc	(f)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	4,554	4,523	4,563
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	2,366	2,366	2,371
Avetta LLC	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/31	4,215	4,177	4,212
Avetta LLC	(h)	Software & Services	SF	+	4.5%			0.5%	07/30	737	737	736
Avetta LLC	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/31	1,032	1,032	1,031
Bonterra LLC	(g)	Software & Services	SF	+	5.0%			0.8%	03/32	18,089	17,999	17,998
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	319	319	319
Bonterra LLC	(h)	Software & Services	SF	+	5.0%			0.8%	03/32	1,956	1,956	1,946
Bonterra LLC	(h)	Software & Services	SF	+	5.0%			0.8%	03/32	1,637	1,637	1,637
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,290	2,279	2,302
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	239	239	240
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	353
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	360	360	362
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	12,366	12,305	12,304
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	1,846	1,846	1,836
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SA	+	4.8%			0.8%	03/32	1,615	1,615	1,615
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/30	48	48	48
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	1,945	1,931	1,963
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	€482	517	525
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	38	41	41
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/30	$400	400	400
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	518	514	522
Carrier Fire Protection	(h)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	€27	29	28
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	$10,649	10,550	10,740
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	925	909	925
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	2,669	2,656	2,692
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	854	854	854
Community Brands Inc	(f)(g)(i)	Software & Services	SF	+	5.0%			0.8%	07/31	8,555	8,512	8,559
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Community Brands Inc	(h)	Software & Services	SF	+	5.0%			0.8%	07/31	$815	$814	$815
Community Brands Inc	(h)(i)	Software & Services	SF	+	5.0%			0.8%	07/31	1,785	1,785	1,786
CSafe Global	(f)(g)	Transportation	SF	+	5.8%			0.8%	12/28	9,027	9,028	9,118
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	698	699	698
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£962	1,216	1,253
CSafe Global	(h)	Transportation	SF	+	5.8%			0.8%	03/29	$22	22	22
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	196	194	196
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	8,297	8,308	8,297
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	2,587	2,571	2,587
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	1,767	1,767	1,767
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	2,717	2,717	2,717
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	4.5%			0.8%	06/31	11,324	11,272	11,396
DuBois Chemicals Inc	(h)	Materials	SF	+	4.5%			0.8%	06/31	1,894	1,888	1,894
DuBois Chemicals Inc	(h)	Materials	SF	+	4.5%			0.8%	06/31	1,894	1,888	1,906
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,318	1,332	1,331
Frontline Road Safety LLC	(f)(g)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/31	15,120	15,046	15,045
Frontline Road Safety LLC	(h)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/31	4,336	4,336	4,314
Frontline Road Safety LLC	(h)	Transportation	SF	+	4.8%			0.0%	03/31	2,569	2,569	2,569
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	300	302	300
Galway Partners Holdings LLC	(f)(g)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	8,064	8,081	8,110
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	618	618	618
Gigamon Inc	(f)(g)	Software & Services	SF	+	5.8%			0.8%	03/29	4,112	4,112	4,012
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	08/31	464	464	462
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	13,082	13,068	13,043
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.5%			0.8%	08/31	963	963	960
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	6.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	03/32	13,422	13,355	13,355
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	253	253	253
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,912	2,912	2,912
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,532	2,532	2,520
Inhabit IQ	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,721	4,709	4,709
Inhabit IQ	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,311	1,311	1,308
Inhabit IQ	(h)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	818
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	65	65	65
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	690	690	695
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			0.8%	05/28	228	228	230
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			1.0%	05/28	222	222	222
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	16,891	16,815	16,891
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Integrity Marketing Group LLC	(f)(g)	Insurance	SF	+	5.0%			0.8%	08/28	$21,852	$21,921	$22,017
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	8	8	8
J S Held LLC	(f)(g)	Insurance	SF	+	5.5%			1.0%	06/28	23,493	23,501	23,494
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,044	1,039	1,051
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	1,357	1,357	1,357
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	2,884	2,884	2,903
Karman Space Inc	(f)(g)	Capital Goods	SF	+	6.3%			2.0%	03/26	4,190	4,156	4,190
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	828	809	828
Legends Hospitality LLC	(f)(g)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	15,308	15,104	15,359
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	952	952	952
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	890	884	893
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	7,436	7,395	7,452
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	322	319	322
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,143	2,143	2,147
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%			0.8%	08/31	1,011	1,011	1,011
Mercer Advisors Inc	(f)	Financial Services	SF	+	4.8%			0.8%	10/30	3,853	3,853	3,892
Mercer Advisors Inc	(h)	Financial Services	SF	+	4.8%			0.8%	10/30	3,285	3,285	3,318
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	11,504	11,460	11,565
Model N Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,360	2,354	2,372
Model N Inc	(h)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,258
Netsmart Technologies Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	22,112	21,980	22,333
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	2,908	2,908	2,938
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,967
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.0%			0.8%	04/31	4,302	4,284	4,277
OEConnection LLC	(h)	Software & Services	SF	+	5.0%			0.8%	04/31	400	400	398
OEConnection LLC	(h)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,607	1,607	1,598
PCI Pharma Services	(f)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	6,741	6,724	6,727
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	3,580	3,580	3,573
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	679	679	678
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	76	76	76
PSC Group	(f)(g)	Transportation	SF	+	5.3%			0.8%	04/31	715	710	722
PSC Group	(h)	Transportation	SF	+	5.3%			0.8%	04/30	26	26	26
PSC Group	(h)	Transportation	SF	+	5.3%			0.8%	04/31	83	83	84
PSKW LLC (dba ConnectiveRx)	(f)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	24,074	24,078	24,075
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	298	298	298
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	3,439	3,439	3,439
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	$408	$408	$408
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	457	457	457
Rialto Capital Management LLC	(f)	Financial Services	SF	+	5.0%			0.8%	12/30	6,574	6,511	6,531
Rialto Capital Management LLC	(h)	Financial Services	SF	+	5.0%			0.8%	12/30	232	232	230
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	1,683	1,664	1,683
Rockefeller Capital Management LP	(h)	Financial Services	SF	+	4.8%			0.5%	04/31	1,642	1,642	1,642
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	1,966	1,975	1,985
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	2,158	2,167	2,178
Service Express Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	12,734	12,677	12,781
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,263	2,263	2,271
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,651	1,646	1,651
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	6,823	6,823	6,835
Spins LLC	(h)	Software & Services	SF	+	4.8%			1.0%	01/29	1,188	1,188	1,190
Spins LLC	(h)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	772
Spotless Brands LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	07/28	24,004	24,004	24,327
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,491	4,491	4,551
Spotless Brands LLC	(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	820	820	820
STV Group Inc	(f)	Capital Goods	SF	+	5.0%			0.8%	03/30	74	73	74
STV Group Inc	(g)	Capital Goods	SF	+	5.0%			0.8%	03/31	1,711	1,693	1,728
STV Group Inc	(h)	Capital Goods	SF	+	5.0%			0.8%	03/30	272	272	272
STV Group Inc	(h)	Capital Goods	SF	+	5.0%			0.8%	03/31	494	492	499
SureScripts LLC	(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	17,188	17,034	17,084
SureScripts LLC	(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	3,438	3,440	3,417
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	98	98	98
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,004	4,960	5,007
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	515	515	515
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	981	981	982
USIC Holdings Inc	(f)(g)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,091	23,981	24,293
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,647	1,640	1,647
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	1,094	1,094	1,104
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,387	1,387	1,387
Veriforce LLC	(f)	Software & Services	SF	+	5.0%			0.8%	11/31	4,620	4,598	4,632
Veriforce LLC	(f)	Software & Services	SA	+	5.0%			0.8%	11/31	£1,692	2,119	2,187
Veriforce LLC	(h)	Software & Services	SF	+	5.0%			0.8%	11/31	$585	585	586
Veriforce LLC	(h)	Software & Services	SF	+	5.0%			0.8%	11/31	468	468	468
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	6,632	6,599	6,599
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,763	2,763	2,749
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%			0.5%	01/32	$829	$829	$825
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	16,574	16,574	16,574
VetCor Professional Practices LLC	(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	425	425	425
Vitu	(f)	Software & Services	SF	+	4.8%			0.8%	01/32	16,080	16,022	16,022
Vitu	(h)	Software & Services	SF	+	4.8%			0.8%	01/31	2,613	2,613	2,603
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	5.0%			1.0%	10/28	4,654	4,654	4,654
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	5.0%			1.0%	10/28	2,078	2,078	2,078
Wealth Enhancement Group LLC	(h)	Financial Services	SF	+	5.0%			1.0%	10/28	298	298	298
Woolpert Inc	(f)(g)	Capital Goods	SF	+	5.0%			1.0%	04/30	9,368	9,368	9,486
Woolpert Inc	(h)	Capital Goods	SF	+	5.0%			1.0%	04/29	928	930	928
Woolpert Inc	(h)	Capital Goods	SF	+	5.0%			1.0%	04/30	1,559	1,559	1,578
Total Senior Secured Loans—First Lien											637,982	640,992
Unfunded Loan Commitments											(101,012)	(101,012)
Net Senior Secured Loans—First Lien											536,970	539,980

Asset Based Finance—27.0%
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$870	870	870
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(j)	Real Estate Management & Development			10.2%				11/31	$1,500	1,500	1,513
Discover Financial Services, ABF Equity	(f)(j)(l)	Financial Services								1,479,715	1,480	1,539
Discover Financial Services, Subordinated Loan	(f)(j)(l)	Financial Services			15.0%				09/34	$2,679	2,679	2,679
EFMT 2024-INV1, ABS	(e)(f)(j)	Real Estate Management & Development			7.5%				03/69	$3,828	3,651	3,760
Fidelis Mortgage Trust 2025-RTL1, ABS	(f)(j)	Real Estate Management & Development			9.0%				02/40	$2,700	2,654	2,674
FIGRE Trust 2024-HE3, ABS	(e)(f)(j)	Real Estate Management & Development			9.3%				07/54	$1,148	1,153	1,208
Florida Food Products LLC, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,022	4,022	4,022
Florida Food Products LLC, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$788	788	788
Fortna Group Inc, Revolver	(f)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$10,718	10,718	10,718
Fortna Group Inc, Revolver	(h)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$5,359	5,359	5,359
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services								1,078,310	1,078	1,299
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK			12/32	$2,811	2,811	2,811
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK			02/33	$1,502	1,502	1,502
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development			7.6%				08/59	$1,167	1,109	1,128
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(j)	Real Estate Management & Development	9.1%				09/39	$4,726	$4,726	$4,759
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(j)	Financial Services	8.0%				07/56	£2,942	3,661	3,793
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(j)	Financial Services	8.0%				07/58	£8,776	10,920	11,313
IQUW UK Ltd, Bond	(f)(j)	Insurance	9.5%				03/35	$3,643	3,643	3,643
Lennar Corp, ABF Equity	(f)(j)	Consumer Durables & Apparel						3,313,819	3,314	3,472
Lennar Corp, Term Loan	(f)(j)	Consumer Durables & Apparel	10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,798	2,798	2,798
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(j)	Real Estate Management & Development	9.3%				07/39	$4,507	4,507	4,541
Norway_France, ABF Equity	(f)(j)	Financial Services						668,979	744	772
Opendoor Labs Inc, Structured Mezzanine	(f)(j)	Real Estate Management & Development	12.5%				02/29	$4,955	4,955	4,955
Opendoor Labs Inc, Structured Mezzanine	(h)(j)	Real Estate Management & Development	12.5%				02/29	$2,478	2,478	2,478
Powin Energy Corp/NV, Revolver	(f)	Capital Goods	13.5%	PIK			09/27	$1,178	1,178	1,181
Powin Energy Corp/NV, Revolver	(h)	Capital Goods	13.5%	PIK			09/27	$6,456	6,456	6,475
Powin Energy Corp/NV, Warrants	(k)	Capital Goods						52,667	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods						205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods						205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods						52,667	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(g)(j)	Equity Real Estate Investment Trusts (REITs)	8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$6,366	6,178	6,366
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%				07/41	$1,875	1,493	1,549
PRPM 2024-RCF4 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%				07/54	$1,688	1,382	1,438
PRPM 2024-RCF5 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%				08/54	$2,250	1,891	1,927
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%				11/29	$1,974	1,974	1,984
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%				08/54	$646	580	580
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%				08/54	$344	310	309
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(j)(k)	Real Estate Management & Development					01/65	$48,555	1,700	1,700
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(j)(k)	Real Estate Management & Development					01/65	$48,555	411	411
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(j)	Real Estate Management & Development	7.3%				01/65	$801	781	781
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%		01/65	$777	$752	$752
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF	+	4.8%	1.0%	01/28	$13,610	13,496	13,725
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(h)(j)	Materials	SF	+	4.8%	1.0%	01/28	$1,512	1,512	1,525
Tropicana Products Inc, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$14,572	14,572	14,572
Tropicana Products Inc, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/29	$2,042	2,042	2,042
Vietjet Aviation JSC, Term Loan	(f)(j)	Transportation			9.4%		03/37	$6,098	6,098	6,098
Vietjet Aviation JSC, Term Loan	(h)(j)	Transportation			9.4%		03/37	$6,098	6,098	6,098
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			8.0%		03/30	$585	585	585
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.5%		03/30	$1,422	1,405	1,405
Total Asset Based Finance									154,014	155,897
Unfunded Commitments									(24,733)	(24,733)
Net Asset Based Finance									129,281	131,164
TOTAL INVESTMENTS—138.2%									$666,251	671,144
LIABILITIES IN EXCESS OF OTHER ASSETS—(38.2)%										(185,644)
NET ASSETS—100.0%										$485,500
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2025	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€480	Sold	$546	$544	$2
EUR	2/19/27	Goldman Sachs Bank USA	€799	Sold	911	891	20
GBP	6/10/25	Goldman Sachs Bank USA	£224	Sold	284	289	(5)
GBP	6/10/25	Goldman Sachs Bank USA	£750	Sold	989	967	22
GBP	11/30/27	Goldman Sachs Bank USA	£1,700	Sold	2,138	2,176	(38)
Total					$4,868	$4,867	$1
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.36% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.34%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

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
(i)Position or portion thereof unsettled as of March 31, 2025.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, 80.6% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$1,621	$—	$(88)	$—	$6	$1,539	$—	$—	$—	$82
Discover Financial Services, Subordinated Loan	2,912	—	(233)	—	—	2,679	106	—	—	—
Total	$4,533	$—	$(321)	$—	$6	$4,218	$106	$—	$—	$82
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2025.
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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
See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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
(k)Security is non-income producing.
See notes to unaudited consolidated financial statements.

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
__________
(a)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(c)Interest, fee and dividend and other income presented for the full year ended December 31, 2024.

See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Organizational and Offering: Upon the initial issuance of the Class S common shares of beneficial interest, or the Common Shares, or the Class S shares, to non-affiliated investors in the Company’s monthly closings for the Company’s continuous private offering of its Common Shares, or the Private Offering, in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, which monthly closings commenced on March 28, 2024, organizational and offering costs are borne by the Company and expensed. These expenses consist primarily of legal fees, audit fees and other costs of organizing the Company. In no

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
Costs associated with the offering of Common Shares will be capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period.
As of March 31, 2025 and December 31, 2024, the Adviser has paid $2,881 and $2,533, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
The Adviser has agreed to waive the Company’s base management fee and subordinated incentive fee on income through September 30, 2025.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2025 and 2024, the Company recognized $1,457 and $29, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years.
Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	4,790,786	$121,867	1,800,643	$45,000
Reinvestment of Distributions	203,218	5,169	—	—
Share Repurchase Program	(35,149)	(876)	—	—
Net Proceeds from Share Transactions	4,958,855	$126,160	1,800,643	$45,000

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
As of March 31, 2025, the Company has issued 19,062,197 Class S shares in the Private Offering for gross proceeds of $482,763, including Class S shares issued under its distribution reinvestment plan. Of the 19,062,197 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of March 31, 2025, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2025 and 2024, the Company issued 4,994,004 and 1,800,643 Class S shares, respectively, for gross proceeds of $127,036 and $45,000, respectively, at an average price per share of $25.44 and $24.99, respectively. The gross proceeds received during the three months ended March 31, 2025 include reinvested shareholder distributions of $5,169 for which the Company issued 203,218 Class S shares under its distribution reinvestment plan. During the period from April 1, 2025 to April 30, 2025, the Company issued 2,177,777 Class S shares for gross proceeds of $55,577 at an average price per share of $25.52. The gross proceeds received during the period from April 1, 2025 to April 30, 2025 include reinvested shareholder distributions of $2,680 for which the Company issued 105,009 Class S shares under its distribution reinvestment plan.
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, the Company commenced a discretionary share repurchase program in which it intends, subject to market conditions and the discretion of the Company’s Board of Trustees, or the Board, to offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of shares or aggregate net asset value, or NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the three months ended March 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase
January 2, 2025	December 2, 2024	December 30, 2024	$25.40	35,149	$876

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
On March 3, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 703,409 Common Shares tendered prior to the offer expiring on March 28, 2025. During the period from April 1, 2025 to April 30, 2025, the Company repurchased 40,401 Common Shares that were validly tendered by shareholders at a purchase price of $25.52 per share for aggregate consideration of $1,012.
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
Prior to redemption, the Company classified the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying consolidated statement of assets and liabilities due to certain redemption features that were not solely within the Company’s control.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser has agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through September 30, 2025.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
Subject to any applicable Financial Industry Regulatory Authority, Inc., or FINRA, limitations on underwriting compensation, the Company is obligated to pay the Placement Agents a shareholder servicing and/or distribution fee, or the Distribution/Servicing Fees, for Class S shares equal to 0.85% per annum of the aggregate NAV, as of the beginning of the first calendar day of the applicable month, for the Class S shares. The annual Distribution/Servicing Fees are paid by the Company to the Placement Agents pursuant to the Company’s amended and restated distribution and servicing plan, or the Distribution and Servicing Plan.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the three months ended March 31, 2025 and 2024:

Related Party			Three Months Ended March 31,
	Source Agreement	Description	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,311	$27
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$319	$14
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$1,565	$—
The Adviser	Administration agreement	Administrative Services Expenses(4)	$356	$41
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2025, no management fees were payable to the Adviser.
(2)During the three months ended March 31, 2025 and 2024, the Company accrued capital gains incentive fees of $319 and $14, respectively, based on the performance of its portfolio. As of March 31, 2025, the Company had accrued $538 of capital gains incentive fees payable, of which $654 was based on unrealized appreciation and $(116) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2025 and 2024, $324 and $39, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $71 and $2 for the three months ended March 31, 2025 and 2024, respectively. The Company paid $261 and $0 in administrative services expenses to the Adviser during the three months ended March 31, 2025 and 2024, respectively.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
As of March 31, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2025, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the three months ended March 31, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of March 31, 2025, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of March 31, 2025:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
Total	$3,110
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
Total				$0.68

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	11,903	100%
Short-term capital gains proceeds from the sale of assets	—	—
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Total	$11,903	100%
________________
(1)During the three months ended March 31, 2025, 95.0% of the Company’s gross investment income was attributable to cash income earned, 0.4% was attributable to non-cash accretion of discount and 4.6% was attributable to paid-in-kind, or PIK, interest.
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
As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $5,381 and $2,600, respectively. As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $865 and $880, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $666,176 and $440,290 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $4,968 and $1,589 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$536,970	$539,980	80.5%	$384,043	$385,040	87.1%
Asset Based Finance	129,281	131,164	19.5%	56,158	56,839	12.9%
Total	$666,251	$671,144	100.0%	$440,201	$441,879	100.0%
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
As of March 31, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2025, the Company held investments in one portfolio company of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the unaudited consolidated schedule of investments as of March 31, 2025.
As of December 31, 2024, the Company did not hold investments in portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2024, the Company held investments in one portfolio company of which it was deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the consolidated schedule of investments as of December 31, 2024.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $125,690 and unfunded equity/other commitments of $6,724. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $88,491 and unfunded equity/other commitments of $8,755. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$56,629	8.4%	$30,967	7.0%
Commercial & Professional Services	74,466	11.1%	66,472	15.0%
Consumer Durables & Apparel	6,270	0.9%	5,645	1.3%
Consumer Services	47,612	7.1%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,366	0.9%	6,203	1.4%
Financial Services	66,727	10.0%	40,738	9.2%
Food, Beverage & Tobacco	18,594	2.8%	—	—
Health Care Equipment & Services	117,352	17.5%	87,245	19.8%
Insurance	71,024	10.6%	61,906	14.0%
Materials	25,146	3.8%	18,997	4.3%
Pharmaceuticals, Biotechnology & Life Sciences	12,294	1.8%	—	—
Real Estate Management & Development	37,070	5.5%	23,491	5.3%
Software & Services	96,385	14.4%	39,704	9.0%
Technology Hardware & Equipment	1,331	0.2%	1,320	0.3%
Transportation	32,989	4.9%	11,607	2.6%
Utilities	889	0.1%	947	0.2%
Total	$671,144	100.0%	$441,879	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of March 31, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	March 31, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$44	$141
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(43)	—
Total		$1	$141
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(4)	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(140)	—
Total		$(144)	$—

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$44	$(43)	$—	$—	$1
Total	$44	$(43)	$—	$—	$1
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(43)	$43	$—	$—	$—
Total	$(43)	$43	$—	$—	$—

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$141	$—	$—	$—	$141
Total	$141	$—	$—	$—	$141
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the three months ended March 31, 2025 and 2024 were $4,926 and $0, respectively.
Note 8. Fair Value of Financial Instruments
Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or would pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
As of March 31, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	29,441	23,491
Level 3—Significant unobservable inputs	641,703	418,388
	$671,144	$441,879
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2025 and December 31, 2024.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	59	35	94
Net realized gain (loss)	—	(10)	(10)
Net change in unrealized appreciation (depreciation)	2,013	875	2,888
Purchases	155,409	71,935	227,344
Paid-in-kind interest	316	368	684
Sales and repayments	(2,857)	(4,828)	(7,685)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$539,980	$101,723	$641,703
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,022	$875	$2,897

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Total
Fair value at beginning of period	$—	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	106	106
Purchases	49,110	49,110
Paid-in-kind interest	—	—
Sales and repayments	(10)	(10)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at end of period	$49,206	$49,206
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$106	$106
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at March 31, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$476,570	Discounted Cash Flow	Discount Rate	8.1% - 11.0% (9.4%)	Decrease
	59,220	Cost(2)
	4,190	Other(3)
Asset Based Finance	65,082	Discounted Cash Flow	Discount Rate	4.7% - 15.4% (9.2%)	Decrease
	30,371	Cost(2)
	6,270	Other(3)
Total	$641,703

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$378,385	Discounted Cash Flow	Discount Rate	7.6% - 11.1% (9.5%)	Decrease
	6,655	Cost(2)
Asset Based Finance	26,867	Discounted Cash Flow	Discount Rate	4.8% - 15.3% (10.1%)	Decrease
	6,481	Cost(2)
Total	$418,388
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
(3)Fair value based on expected outcome of proposed corporate transactions and/or other factors.
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $204,752. As of March 31, 2025, the Company’s asset coverage was 337%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2025 are discussed below.

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$94,752	(3)	$55,248	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	110,000		140,000	December 24, 2029
Total			$204,752		$195,248
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025. Pounds sterling balance outstanding of £16,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
For the three months ended March 31, 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$1,008	$88	$1,096
K-FITS Eiffel-1 Credit Facility	1,166	102	1,268
Total	$2,174	$190	$2,364
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $124,170 and 7.00%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 7.14%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2025.
Note 10. Commitments and Contingencies
On May 9, 2024, and as amended on March 24, 2025, the Company entered into a facility agreement, or the Cliffwater Facility Agreement, with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Cliffwater Facility Agreement, or the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has called and received cash funding from subscriptions in an aggregate amount of at least $700 million, such condition, the Capital Condition.
During the three months ended March 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $23,206 from the Financing Provider. As of March 31, 2025, $0 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2025 through May 9, 2025, there were no investments purchased by the Company from the Financing Provider.
As of March 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Arcfield Acquisition Corp	$1,175
Area Wide Protective Inc	2,366
Avetta LLC	737
Avetta LLC	1,032
Bonterra LLC	1,956
Bonterra LLC	1,637
Cadence Education LLC	353
Cadence Education LLC	360
Cambrex Corp	1,846
Cambrex Corp	1,615
Carrier Fire Protection	400
Carrier Fire Protection	514
Carrier Fire Protection	29
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	854
Community Brands Inc	814
Community Brands Inc	1,785
CSafe Global	22
Dental365 LLC	1,767
Dental365 LLC	2,717
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	1,888
Frontline Road Safety LLC	4,336
Frontline Road Safety LLC	2,569
Galway Partners Holdings LLC	618
Homrich & Berg Inc	963
Horizon CTS Buyer LLC	2,532
Horizon CTS Buyer LLC	2,912
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	228
Insightsoftware.Com Inc	222
Integrity Marketing Group LLC	5
Integrity Marketing Group LLC	8
J S Held LLC	1,357
J S Held LLC	2,884

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Legends Hospitality LLC	$952
Legends Hospitality LLC	884
MAI Capital Management LLC	2,143
MAI Capital Management LLC	1,011
Mercer Advisors Inc	3,285
Model N Inc	2,354
Model N Inc	1,256
Netsmart Technologies Inc	2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	400
OEConnection LLC	1,607
PCI Pharma Services	3,580
PCI Pharma Services	679
PSC Group	26
PSC Group	83
Revere Superior Holdings Inc	408
Revere Superior Holdings Inc	457
Rialto Capital Management LLC	232
Rockefeller Capital Management LP	1,642
Service Express Inc	2,263
Service Express Inc	1,646
Spins LLC	1,188
Spins LLC	772
Spotless Brands LLC	820
STV Group Inc	272
STV Group Inc	492
SureScripts LLC	3,440
Turnpoint Services Inc	515
Turnpoint Services Inc	981
USIC Holdings Inc	1,094
USIC Holdings Inc	1,387
Veriforce LLC	585
Veriforce LLC	468
Vermont Information Processing Inc	2,763
Vermont Information Processing Inc	829
Vitu	2,613
Wealth Enhancement Group LLC	298
Woolpert Inc	930
Woolpert Inc	1,559
Asset Based Finance
Florida Food Products LLC	788
Fortna Group Inc, Revolver	5,359
Opendoor Labs Inc, Structured Mezzanine	2,478
Powin Energy Corp/NV, Revolver	6,456
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	1,512

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Tropicana Products Inc, Revolver	$2,042
Vietjet Aviation JSC, Term Loan	6,098
Total	$125,690
Unfunded Equity/Other commitments	$6,724
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2025, the Company’s debt commitments are comprised of $56,214 revolving credit facilities and $69,476 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $149. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at March 31, 2025 and December 31, 2024.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$25.40	$25.00
Results of operations
Net investment income (loss)(1)	0.66	0.21
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.14	(0.13)
Net increase (decrease) in net assets resulting from operations	0.80	0.08
Shareholder distributions(3)
Distributions from net investment income	(0.68)	—
Net decrease in net assets resulting from shareholder distributions	(0.68)	—
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$25.52	$25.08
Shares outstanding, end of period	19,027,048	1,800,683
Total return based on net asset value(5)	3.18%	0.32%
Ratio/Supplemental Data:
Net assets, end of period	$485,500	$45,156
Ratio of net investment income to average net assets(6)	10.63%	3.40%
Ratio of total operating expenses to average net assets(6)	6.39%	8.24%
Ratio of waived expenses to average net assets(6)	(3.44)%	(1.95)%
Ratio of net operating expenses to average net assets(6)	2.95%	6.29%
Portfolio turnover(7)	1.40%	0.04%
Total amount of senior securities outstanding, exclusive of treasury securities	$204,752	$1,439
Asset coverage per unit(8)	3.37	32.38
____________________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.
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
(5)The total return based on NAV for each period presented was calculated based on the change in NAV per share during the applicable period, assuming the reinvestment of all distributions that were declared during the period at the Company’s most recent available NAV per share for such shares at the time the distribution was payable. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2025 and 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.07%	0.25%
Ratio of interest expense to average net assets	2.16%	—
(7)Portfolio turnover for the three months ended March 31, 2025 and 2024 are not annualized.
(8)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision maker, or CODM, is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 13. Subsequent Events
Distributions
On April 14, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about May 28, 2025 to shareholders of record as of the close of business on April 30, 2025. Additionally, on May 9, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about June 26, 2025 to shareholders of record as of the close of business on May 30, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2025, the Company issued and sold 2,072,768 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $52,897.
On May 1, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $51,671. The final number of Common Shares issued as of May 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2025.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts and percentages)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to KKR FS Income Trust Select and the “Adviser” refers to FS/KKR Advisor, LLC.
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
The Adviser oversees (subject to the oversight of the Board, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Advisory Agreement. Under the Advisory Agreement, we have agreed to pay the Adviser an annual management fee, or the Base Management Fee, as well as an incentive fee, or the Incentive Fee, based on our investment performance.
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
•employing a defensive investment approach focused on long-term credit performance and preservation of principal;
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
See “Item 1. Business - Investment Objectives and Strategy” in the annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC for more information.
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
We principally generate revenues in the form of interest income on the debt investments and asset based finance investments, or ABF Investments, we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
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
Except as provided in the Administration Agreement and the Advisory Agreement, we bear all expenses of our operations and transactions, including all other expenses incurred by the Adviser in performing services for us and administrative personnel paid by the Adviser, subject to the limitations included in the Advisory Agreement and the Administration Agreement. See Note 4 to our unaudited consolidated financial statements included herein for more information regarding the expenses borne by us and, thus, our shareholders.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of March 31, 2025, we had incurred organizational and offering expenses of $760 and $2,121, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess referred to as Excess Operating Funds), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us are referred to as a Reimbursement Payment. Available Operating Funds means the sum of (i) our net investment income (excluding organizational and offering costs and extraordinary expenses, taxes (including excise tax) and accrued capital gains incentive fees on unrealized appreciation) and (ii) our net capital gains.
For the three months ended March 31, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	5.28%
Distribution/Servicing Fees(6)	0.85%
Organizational and offering costs(7)	0.02%
Other expenses(8)	0.52%
Total annual expenses	7.92%
Waiver of management and subordinated income incentive fees(3)	(0.63)%
Net annual expenses	7.29%
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

(2)Amount assumes that we sell $810.0 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $785.7 million, resulting in estimated average net assets of $878.4 million based on current asset levels. That amount also assumes that we borrow funds of approximately 74% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $810.0 million worth of Class S shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser has agreed to waive the Base Management Fee and subordinated income incentive fee through September 30, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of March 31, 2025. At March 31, 2025, the weighted average effective interest rate for total outstanding debt was 7.14%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(7)Amount reflects estimated organizational and offering costs to be paid by us of up to approximately $0.2 million if we raise $810.0 million in gross proceeds. The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 74% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$999	$2,457	$3,832	$6,931
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,057	$2,610	$4,055	$7,242
_______________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by SEC rules, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the capital gains incentive fee but does not include the subordinated income incentive fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher.
This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Portfolio Investment Activity for the Three Months Ended March 31, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025:

For the Three Months Ended
Net Investment Activity	March 31, 2025
Purchases	$232,977
Sales and Repayments	(7,685)
Net Portfolio Activity	$225,292

	For the Three Months Ended
	March 31, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$155,409	67%	$2,857	37%
Asset Based Finance	77,568	33%	4,828	63%
Total	$232,977	100%	$7,685	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$536,970	$539,980	80.5%	$384,043	$385,040	87.1%
Asset Based Finance	129,281	131,164	19.5%	56,158	56,839	12.9%
Total	$666,251	$671,144	100.0%	$440,201	$441,879	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of Portfolio Companies	84	65
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	90.3%	93.8%
% Fixed Rate Debt Investments (based on fair value)(1)	8.3%	4.7%
% Other Income Producing Investments (based on fair value)(2)	0.9%	0.9%
% Non-Income Producing Investments (based on fair value)	0.5%	0.6%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.5%	9.7%
Weighted Average Annual Yield on All Debt Investments(4)	9.5%	9.7%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
For the three months ended March 31, 2025, our total return based on NAV was 3.18%. For the year ended December 31, 2024, our total return based on NAV was 8.16%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$56,629	8.4%	$30,967	7.0%
Commercial & Professional Services	74,466	11.1%	66,472	15.0%
Consumer Durables & Apparel	6,270	0.9%	5,645	1.3%
Consumer Services	47,612	7.1%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,366	0.9%	6,203	1.4%
Financial Services	66,727	10.0%	40,738	9.2%
Food, Beverage & Tobacco	18,594	2.8%	—	—
Health Care Equipment & Services	117,352	17.5%	87,245	19.8%
Insurance	71,024	10.6%	61,906	14.0%
Materials	25,146	3.8%	18,997	4.3%
Pharmaceuticals, Biotechnology & Life Sciences	12,294	1.8%	—	—
Real Estate Management & Development	37,070	5.5%	23,491	5.3%
Software & Services	96,385	14.4%	39,704	9.0%
Technology Hardware & Equipment	1,331	0.2%	1,320	0.3%
Transportation	32,989	4.9%	11,607	2.6%
Utilities	889	0.1%	947	0.2%
Total	$671,144	100.0%	$441,879	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$653,819	97%	$437,871	99%
2	17,325	3%	4,008	1%
3	—	—	—	—
4	—	—	—	—
Total	$671,144	100%	$441,879	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Revenues
Our investment income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$12,271	82.5%	$105	78.4%
Paid-in-kind interest income	684	4.6%	—	—
Fee income	1,667	11.2%	29	21.6%
Dividend income	260	1.7%	—	—
Total investment income(1)	$14,882	100.0%	$134	100.0%
___________
(1)Such revenues represent $14,133 and $134 of cash income earned as well as $749 and $0 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investments portfolio increases.
Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest, PIK, fee and dividend income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Management fees	$1,311	$27
Subordinated income incentive fees	1,565	—
Capital gains incentive fees	319	14
Interest expense	2,364	—
Administrative services expenses	356	41
Distribution/servicing fees	790	—
Share transfer agent fees	26	—
Accounting and administrative fees	58	—
Audit expense	136	21
Other expenses	319	11
Total operating expenses	7,244	114
Management and incentive fee waivers	(2,876)	(27)
Expense waiver	(895)	—
Net operating expenses	$3,473	$87
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of operating expenses to average net assets	1.65%	2.06%
Ratio of expense waivers to average net assets(1)	(0.86)%	(0.49)%
Ratio of net operating expenses to average net assets	0.79%	1.57%
Ratio of net incentive fees and interest expense to average net assets(1)	0.61%	0.25%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.18%	1.32%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the amount of the Base Management Fee payable to the Adviser, the acceleration of our operational activity during the three months ended March 31, 2025 and the incurrence of borrowings under the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $11,409 ($0.66 per share) and $47 ($0.21 per share) for the three months ended March 31, 2025 and 2024, respectively. The increase in net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments(1)	$(10)	$—
Net realized gain (loss) on foreign currency forward contracts	(4)	—
Net realized gain (loss) on foreign currency	(66)	3
Total net realized gain (loss)	$(80)	$3
______________
(1)We sold investments and received principal repayments of $234 and $7,451, respectively, during the three months ended March 31, 2025 and $0 and $10, respectively, during the three months ended March 31, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$3,215	$106
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(140)	—
Net change in unrealized gain (loss) on foreign currency	(443)	—
Total net change in unrealized appreciation (depreciation)	$2,632	$106
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $13,961 ($0.81 per share) compared to a net increase in net assets resulting from operations of $156 ($0.70 per share) for the three months ended March 31, 2024.
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
As of March 31, 2025, we had $16,808 in cash and foreign currency, which we held in custodial accounts, and $195,248 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2025, we had unfunded debt investments with aggregate unfunded commitments of $125,690 and unfunded equity/other commitments of $6,724. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $204,752. As of March 31, 2025, our asset coverage ratio as calculated under the 1940 Act was 337%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2025:

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$94,752	(3)	$55,248	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	110,000		140,000	December 24, 2029
Total			$204,752		$195,248
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025. Pounds sterling balance outstanding of £16,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by both the currency advanced and certain classifications of the assets financed by the advances. During the reinvestment period, the applicable margin can range from 1.75% to 2.70%; following the reinvestment period, each applicable margin increases by 0.50%.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared on our Common Shares during the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
Total				$0.68
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On April 14, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about May 28, 2025 to shareholders of record as of the close of business on April 30, 2025. Additionally, on May 9, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about June 26, 2025 to shareholders of record as of the close of business on May 30, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2025, we issued and sold 2,072,768 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 22, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $52,897.
On May 1, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $51,671. The final number of Common Shares issued as of May 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2025.

Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our unaudited consolidated financial statements included herein.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our unaudited consolidated financial statements included herein.
As of March 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.00% of our total assets, as compared to 96.02% of our total assets as of December 31, 2024.
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
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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

Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we had off-balance sheet arrangements with the Financing Provider, under the Cliffwater Facility Agreement, as described below.
Warehousing Transaction
On May 9, 2024, and as amended on March 24, 2025, the Company entered into the Cliffwater Facility Agreement, with Cliffwater and the Financing Provider, each an unaffiliated third party, to acquire portfolio investments from time to time by purchasing all or a portion of certain investments owned and held by the Financing Provider at the Company’s or the Financing Provider’s request pursuant to the terms and provisions of the Warehousing Transaction. The Cliffwater Facility Agreement creates a forward obligation of the Financing Provider to sell, and a forward obligation of the Company or its designee to purchase, all or a portion of certain investments owned and held by the Financing Provider at the Company’s or Cliffwater’s request pursuant to the terms and conditions of the Cliffwater Facility Agreement. Prior to the date on which (i) an insolvency proceeding is commenced by the Company or (ii) an insolvency proceeding is commenced against the Company and is not dismissed or stayed within 60 days, the Company’s obligation to purchase such investments is conditional upon satisfying certain conditions, including that the Company has met the Capital Condition. The Company made customary representations and warranties in the Cliffwater Facility Agreement.
Subject to satisfaction of the Capital Condition, the Cliffwater Facility Agreement provides that, on or prior to the twenty-four month anniversary of March 29, 2024, or the Scheduled Facility End Date, Cliffwater can require the Company to purchase from the Financing Provider such investments entered into in connection with the Cliffwater Facility Agreement (x) with respect to such investment initially acquired by the Financing Provider prior to the date that the Company has raised investor subscriptions that are callable, have been called or received in an aggregate amount of at least $1.0 billion, or the Subscription Threshold Date, in an amount up to 3.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase and (y) with respect to such investment initially acquired by the Financing Provider on or after the Subscription Threshold Date, in an amount up to 2.0% of the aggregate subscriptions that the Company has raised on or prior to the trade date of any purchase. Such purchases will be at the prices determined under the Cliffwater Facility Agreement, as discussed further below; provided that, (i) the Company may, on one occasion, extend the Scheduled Facility End Date by three months and (ii) if no notice requiring a purchase or sale, as applicable, of such investments is delivered in accordance with the Cliffwater Facility Agreement by the Scheduled Facility End Date, none of the parties to the Cliffwater Facility Agreement may require the other party to purchase or sell, as applicable, such investments after the Scheduled Facility End Date.
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Purchaser that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing

Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, or the Additional Consideration.
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
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
In the event the settlement date for any purchase by the Company occurs (i) on or before seven business days after the applicable trade date, or a Delayed Comp Trigger Date, the above amounts received by the Financing Provider will be extended to the Delayed Comp Trigger Date and (ii) after the seventh business day after the applicable trade date (in the event such purchase has not occurred by way of a participation), the amounts received by the Financing Provider will include the amounts set forth in the foregoing clause (i) through the Delayed Comp Trigger Date and will also include an amount equal to daily simple SOFR plus 11.448 basis points for each day that elapses between the Delayed Comp Trigger Date and the applicable settlement date. The Company will receive all other OID and Fees and all termination fees, prepayment premiums, make-whole or similar fees or payments with respect to such investments.
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
As of March 31, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.

During the three months ended March 31, 2025, the Company purchased investments, including unfunded commitments, with a cost of $23,206 from the Financing Provider. As of March 31, 2025, $0 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2025 through May 9, 2025, there were no investments purchased by the Company from the Financing Provider.
As of May 9, 2025, there were six loans with an aggregate commitment par value of $19,261, inclusive of $2,958 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 90.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.3% were debt investments paying fixed interest rates, 0.9% were other income producing investments and the remaining 0.5% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(15,024)	$(5,119)	$(9,905)	(17.1)%
Down 200 basis points	(12,022)	(4,095)	(7,927)	(13.7)%
Down 150 basis points	(9,016)	(3,071)	(5,945)	(10.3)%
Down 100 basis points	(6,011)	(2,048)	(3,963)	(6.8)%
Down 50 basis points	(3,005)	(1,024)	(1,981)	(3.4)%
Up 50 basis points	3,005	1,024	1,981	3.4%
Up 100 basis points	6,011	2,048	3,963	6.8%
Up 150 basis points	9,016	3,071	5,945	10.3%
Up 200 basis points	12,022	4,095	7,927	13.7%
Up 250 basis points	15,027	5,119	9,908	17.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2025, we did not engage in interest rate hedging activities.

Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of March 31, 2025				Economic Hedging As of March 31, 2025
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£13,898	$17,916	$18,546	$1,855	£2,662	$3,432
Euros	€1,206	1,302	1,337	134	€1,206	1,302
Total		$19,218	$19,883	$1,989		$4,734
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility and our K-FITS Eiffel-1 Credit Facility, which provide a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of March 31, 2025, the net contractual amount of our foreign currency forward contracts totaled $4,867, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2025, we had outstanding borrowings denominated in foreign currencies of €2,000 and £16,750 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, shareholders should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Equity Securities
We have entered into Subscription Agreements with investors and expect to enter into additional Subscription Agreements with additional investors in connection with the Private Offering, pursuant to which we have issued and sold, and expect to continue to issue and sell, Class I shares in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act. We relied, in part, upon representations from each participating investor in the relevant Subscription Agreement that such investor is an “accredited investor” as defined in Regulation D under the Securities Act.
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended March 31, 2025 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a discretionary share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended March 31, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
January 2, 2025	December 2, 2024	December 30, 2024	$25.40	35,149	$876
On March 3, 2025, we commenced a tender offer, or the March 2025 Tender Offer, pursuant to which we offered to repurchase up to 703,409 Common Shares tendered prior to 11:59 p.m., E.T. on March 28, 2025, or the March 2025 Tender Offer Expiration Date. There were 40,401 Common Shares validly tendered by shareholders prior to the March 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer