Form 10-Q
period 2025-06-30
KKR FS Income Trust Select
filed 2025-08-13
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2025 was 27,482,873 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$857,808 and $435,721, respectively)	$866,048	$437,346
Controlled/affiliated investments (amortized cost—$3,839 and $4,480, respectively)	3,876	4,533
Total investments, at fair value (amortized cost—$861,647 and $440,201, respectively)	869,924	441,879
Cash and cash equivalents	24,091	9,893
Foreign currency (cost—$254 and $388, respectively)	265	370
Receivable for investments sold and repaid	2,907	235
Income receivable	5,625	2,661
Expense support receivable	—	1,206
Unrealized appreciation on foreign currency forward contracts	—	141
Deferred financing costs	3,271	3,649
Prepaid expenses and other assets	4,206	184
Total assets	$910,289	$460,218

Liabilities
Payable for investments purchased	$27,036	$27,545
Debt(1)	216,611	70,347
Unrealized depreciation on foreign currency forward contracts	309	—
Shareholders’ distributions payable	5,131	3,939
Accrued capital gains incentive fee(2)	708	219
Administrative services expense payable	420	202
Distribution/servicing fees payable	416	213
Accrued accounting and administrative fees	81	30
Interest payable	2,644	105
Other accrued expenses and liabilities	623	336
Total liabilities	253,979	102,936
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 25,684,995 and 14,068,193 Class S shares issued and outstanding, respectively	257	141
Capital in excess of par value	651,522	355,586
Retained earnings (accumulated deficit)	4,531	1,555
Total shareholders’ equity	656,310	357,282
Total liabilities and shareholders’ equity	$910,289	$460,218
Net asset value per share of common shares at period end	$25.55	$25.40
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$17,939	$2,590	$30,104	$2,695
Paid-in-kind interest income	571	—	1,255	—
Fee income	853	108	2,520	137
Dividend income	28	7	206	7
From controlled/affiliated investments:
Interest income	96	—	202	—
Dividend income	—	—	82	—
Total investment income	19,487	2,705	34,369	2,839

Operating expenses
Management fees	1,776	284	3,087	311
Subordinated income incentive fees(1)	1,858	340	3,423	340
Capital gains incentive fees(1)	170	13	489	27
Interest expense(2)	3,623	—	5,987	—
Administrative services expense	325	139	681	180
Distribution/servicing fees	1,132	112	1,922	112
Share transfer agent fees	109	22	135	22
Accounting and administrative fees	93	12	151	12
Audit expense	137	77	273	98
Other general and administrative expenses	336	97	655	108
Total operating expenses	9,559	1,096	16,803	1,210
Management and incentive fee waivers	(3,634)	(624)	(6,510)	(651)
Expense waiver(3)	—	(347)	(895)	(347)
Net expenses	5,925	125	9,398	212
Net investment income	13,562	2,580	24,971	2,627

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(170)	—	(180)	—
Net realized gain (loss) on foreign currency forward contracts	(47)	—	(51)	—
Net realized gain (loss) on foreign currency	27	—	(39)	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	3,406	113	6,615	219
Controlled/affiliated investments	(22)	—	(16)	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(310)	—	(450)	—
Net change in unrealized gain (loss) on foreign currency	(1,526)	(5)	(1,969)	(5)
Total net realized and unrealized gain (loss)	1,358	108	3,910	217
Net increase (decrease) in net assets resulting from operations	$14,920	$2,688	$28,881	$2,844

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.64	$0.65	$1.42	$1.31
Weighted average shares outstanding	23,347,466	4,076,070	20,299,028	2,130,039
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

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$13,562	$2,580	$24,971	$2,627
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(190)	—	(270)	3
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	3,074	113	6,149	219
Net change in unrealized gain (loss) on foreign currency	(1,526)	(5)	(1,969)	(5)
Net increase (decrease) in net assets resulting from operations	14,920	2,688	28,881	2,844

Shareholder distributions
Distributions to common shareholders	(14,002)	(1,707)	(25,905)	(1,707)
Distributions to preferred shareholders	—	(46)	—	(47)
Net decrease in net assets resulting from shareholder distributions	(14,002)	(1,753)	(25,905)	(1,754)

Capital transactions(1)
Issuance of capital	163,541	108,458	285,408	153,458
Reinvestment of shareholder distributions	7,362	—	12,531	—
Repurchases of common shares	(1,011)	—	(1,887)	—
Net increase (decrease) in net assets resulting from capital share transactions	169,892	108,458	296,052	153,458
Total increase (decrease) in net assets	170,810	109,393	299,028	154,548
Net assets at beginning of period	485,500	45,156	357,282	1
Net assets at end of period	$656,310	$154,549	$656,310	$154,549
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$28,881	$2,844
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(465,366)	(119,989)
Paid-in-kind interest	(1,255)	—
Proceeds from sales and repayments of investments	45,177	171
Net realized (gain) loss on investments	180	—
Net change in unrealized (appreciation) depreciation on investments	(6,599)	(219)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	450	—
Accretion of discount	(327)	(12)
Amortization of deferred financing costs	381	—
Unrealized (gain)/loss on borrowings in foreign currency	2,019	—
(Increase) decrease in receivable for investments sold and repaid	(2,672)	(7)
(Increase) decrease in income receivable	(2,819)	(1,093)
(Increase) decrease in expense support receivable	1,206	(347)
(Increase) decrease in prepaid expenses and other assets	(4,022)	(98)
Increase (decrease) in payable for investments purchased	(509)	35,590
Increase (decrease) in accrued capital gains incentive fee	489	27
Increase (decrease) in administrative services expense payable	218	157
Increase (decrease) in distribution/servicing fees payable	203	64
Increase (decrease) in accrued accounting and administrative fees	51	10
Increase (decrease) in interest payable	2,539	—
Increase (decrease) in other accrued expenses and liabilities	287	98
Net cash provided by (used in) operating activities	(401,488)	(82,804)
Cash flows from financing activities
Issuance of common shares	285,408	153,458
Issuance of preferred shares	—	1,439
Repurchases of common shares	(1,887)	—
Distributions to common shareholders	(12,182)	—
Distributions to preferred shareholders	—	(47)
Borrowings under financing arrangements	367,725	—
Repayments under financing arrangements	(223,480)	—
Deferred financing costs paid	(3)	—
Net cash provided by (used in) financing activities	415,581	154,850
Total increase (decrease) in cash	14,093	72,046
Cash and foreign currency at beginning of period	10,263	1
Cash and foreign currency at end of period	$24,356	$72,047
Supplemental disclosure
Reinvestment of shareholder distributions	$12,531	—
Federal and income taxes paid during the period	$4	—
Interest paid during the period	$3,067	—
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of June 30, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—109.6%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$4,103	$4,103	$4,103
Affordable Care Inc	(f)(g)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	8,426	8,440	8,248
Amerivet Partners Management Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	6,565	6,565	6,533
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	10,388	10,388	10,312
Arcfield Acquisition Corp	(h)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,175	1,175	1,166
Area Wide Protective Inc	(f)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	4,543	4,512	4,543
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/30	2,366	2,366	2,366
Avetta LLC	(f)(g)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	4,215	4,178	4,257
Avetta LLC	(h)	Software & Services	SF	+	4.5%			0.5%	07/30	737	737	737
Avetta LLC	(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,032	1,032	1,042
BCA Marketplace Ltd	(f)(j)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£5,066	6,447	6,854
BCA Marketplace Ltd	(f)(j)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€2,094	2,232	2,430
Blackhawk Network Holdings Inc	(e)(f)(i)	Commercial & Professional Services	SF	+	4.0%			1.0%	03/29	$2,529	2,516	2,546
Bonterra LLC	(f)(g)(i)	Software & Services	SF	+	5.0%			0.8%	03/32	30,782	30,554	30,628
Bonterra LLC	(f)(i)	Software & Services	SF	+	5.0%			0.8%	03/32	709	708	706
Bonterra LLC	(h)(i)	Software & Services	SF	+	5.0%			0.8%	03/32	3,328	3,312	3,311
Bonterra LLC	(h)(i)	Software & Services	SF	+	5.0%			0.8%	03/32	2,619	2,619	2,606
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,284	2,274	2,295
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	238	238	239
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	353
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	360	360	362
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	12,366	12,307	12,328
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,615	1,615	1,610
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,846	1,846	1,840
Camping World Good Sam	(e)(f)(i)	Consumer Durables & Apparel	SF	+	2.5%			0.8%	06/28	5,713	5,457	5,599
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/30	66	66	66
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	2,043	2,026	2,064
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	€481	516	572
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	28	33	33
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/30	$383	383	383
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	414	414	418
Carrier Fire Protection	(h)	Commercial & Professional Services	E	+	5.0%			0.5%	07/31	€36	38	38
Circana Group (f.k.a. NPD Group)	(f)	Consumer Services	SF	+	4.5%			0.8%	12/29	$10,793	10,793	10,901
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.5%			0.8%	12/28	790	790	790
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Clarience Technologies LLC	(g)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	$17,349	$17,349	$17,349
Clarience Technologies LLC	(h)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	5,244	5,244	5,244
Clarience Technologies LLC	(h)	Capital Goods	SF	+	5.8%			0.8%	02/31	1,738	1,738	1,738
Clarience Technologies LLC	(h)	Capital Goods	SF	+	5.8%			0.8%	02/32	626	626	626
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	10,623	10,526	10,729
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	2,669	2,656	2,696
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/31	1,779	1,763	1,779
Community Brands Inc	(f)	Software & Services	SF	+	5.3%			0.8%	07/31	259	259	261
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.0%			0.8%	07/31	8,534	8,492	8,589
Community Brands Inc	(h)	Software & Services	SF	+	5.0%			0.8%	07/31	815	814	815
Community Brands Inc	(h)	Software & Services	SF	+	5.3%			0.8%	07/31	1,526	1,526	1,536
CPM Holdings Inc	(e)(f)	Capital Goods	SF	+	4.5%			0.5%	09/28	5,783	5,621	5,672
CSafe Global	(f)(g)	Transportation	SF	+	5.8%			0.8%	12/28	2,126	2,125	2,148
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£960	1,213	1,330
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$504	504	504
CSafe Global	(f)(g)	Transportation	SF	+	5.8%			0.8%	03/30	6,878	6,881	6,947
CSafe Global	(h)	Transportation	SF	+	5.8%			0.8%	03/29	216	216	216
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	118	116	118
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	8,275	8,286	8,275
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	4,015	3,999	4,015
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/28	1,845	1,845	1,845
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/28	1,284	1,284	1,284
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	4.5%			0.8%	06/31	12,460	12,404	12,585
DuBois Chemicals Inc	(h)	Materials	SF	+	4.5%			0.8%	06/31	1,894	1,888	1,894
DuBois Chemicals Inc	(h)	Materials	SF	+	4.5%			0.8%	06/31	757	757	765
Eagle Railcar Services Roscoe Inc	(g)	Transportation	SF	+	4.5%			0.5%	06/32	10,602	10,575	10,575
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	2,209	2,209	2,203
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	1,988	1,988	1,988
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,318	1,331	1,318
Follett Software Co	(f)	Software & Services	SF	+	4.5%			0.5%	08/30	291	291	291
Follett Software Co	(g)	Software & Services	SF	+	4.5%			0.5%	08/31	10,928	10,928	10,924
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/30	727	727	727
Frontline Road Safety LLC	(f)(g)(i)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	23,719	23,605	23,649
Frontline Road Safety LLC	(f)(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	660	657	658
Frontline Road Safety LLC	(h)(i)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	3,409	3,409	3,399
Frontline Road Safety LLC	(h)(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	2,355	2,355	2,348
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	288	290	288
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Galway Partners Holdings LLC	(g)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	$8,042	$8,057	$8,042
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	630	630	630
Gigamon Inc	(f)(g)	Software & Services	SF	+	5.8%			0.8%	03/29	4,102	4,102	3,817
Hexion International Cooperatief UA	(e)(f)	Materials	SF	+	4.0%			0.5%	03/29	2,233	2,170	2,231
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	08/31	464	464	464
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	11/31	5,931	5,918	5,931
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	7,118	7,118	7,118
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.5%			0.8%	08/31	963	963	963
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	13,422	13,357	13,406
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	253	253	253
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,532	2,532	2,529
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,912	2,912	2,909
Inhabit IQ	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,721	4,710	4,721
Inhabit IQ	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,311	1,311	1,311
Inhabit IQ	(h)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	820
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	122	122	122
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	16	16	16
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,459	2,459	2,459
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			0.8%	05/28	2,584	2,584	2,584
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			1.0%	05/28	206	206	206
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	16,849	16,767	16,849
Integrity Marketing Group LLC	(f)(g)	Insurance	SF	+	5.0%			0.8%	08/28	21,801	21,866	21,801
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	217	218	217
J S Held LLC	(g)	Insurance	SF	+	5.5%			1.0%	06/28	23,434	23,439	23,434
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,224	1,220	1,234
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	1,140	1,140	1,140
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	2,701	2,701	2,722
Kodiak BP LLC	(e)(f)(i)	Capital Goods	SF	+	3.8%			0.0%	12/31	36	35	35
Kroll (fka Duff & Phelps)	(e)(f)(i)	Commercial & Professional Services	SF	+	3.8%			1.0%	04/27	5,122	4,868	4,989
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	712	693	712
Legends Hospitality LLC	(g)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	15,374	15,081	15,374
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,068	1,068	1,068
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	890	884	890
Level 3 Financing Inc	(e)(f)(i)(j)	Telecommunication Services	SF	+	4.3%			0.5%	03/32	5,754	5,773	5,825
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	7,436	7,396	7,436
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	$350	$347	$350
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,143	2,143	2,143
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%			0.8%	08/31	1,291	1,291	1,291
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%			0.8%	08/31	3,706	3,706	3,706
Mercer Advisors Inc	(f)	Financial Services	SF	+	4.8%			0.8%	10/30	4,962	4,962	5,011
Mercer Advisors Inc	(h)	Financial Services	SF	+	4.8%			0.8%	10/30	2,164	2,164	2,186
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	6,105	5,679	5,896
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	11,475	11,433	11,505
Model N Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,360	2,354	2,366
Model N Inc	(h)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,258
Netsmart Technologies Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	22,249	22,105	22,472
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	2,908	2,908	2,938
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,967
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	4,291	4,273	4,334
OEConnection LLC	(h)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	400	400	400
OEConnection LLC	(h)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,607	1,607	1,623
PCI Pharma Services	(g)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	6,741	6,725	6,727
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	3,580	3,580	3,573
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	679	679	678
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	4,382	4,156	4,172
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	34	34	34
PSC Group	(f)(g)	Transportation	SF	+	5.3%			0.8%	04/31	720	715	727
PSC Group	(h)	Transportation	SF	+	5.3%			0.8%	04/30	68	68	68
PSC Group	(h)	Transportation	SF	+	5.3%			0.8%	04/31	76	76	77
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	24,014	24,016	24,014
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/29	5,048	5,048	5,061
Resa Power LLC	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	12,142	12,098	12,108
Resa Power LLC	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	3,404	3,392	3,395
Resa Power LLC	(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,688	1,688	1,683
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	298	298	297
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	3,439	3,439	3,428
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	408	408	406
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	457	457	456
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	6,417	6,357	6,481
Rialto Capital Management LLC	(h)	Financial Services	SF	+	5.0%			0.8%	12/30	232	232	232
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	3,317	3,298	3,317
Rockefeller Capital Management LP	(h)	Financial Services	SF	+	4.8%			0.5%	04/31	1,390	1,390	1,390
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	$1,961	$1,969	$1,961
RSC Insurance Brokerage Inc	(f)	Insurance	SF	+	4.8%			0.8%	11/29	2,153	2,162	2,153
RxBenefits Inc	(e)(f)(i)	Health Care Equipment & Services	SF	+	4.5%			0.8%	12/27	985	973	984
Service Express Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	12,702	12,647	12,780
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,263	2,263	2,276
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,651	1,646	1,651
Solera LLC	(e)(f)	Software & Services	SF	+	3.8%			0.5%	06/28	5,221	4,985	5,095
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	7,991	7,991	8,023
Spins LLC	(h)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	772
Spotless Brands LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	07/28	23,942	23,942	24,180
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	492	492	492
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,479	4,479	4,524
Spotless Brands LLC	(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	328	328	328
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,707	1,689	1,724
STV Group Inc	(h)	Capital Goods	SF	+	4.8%			0.8%	03/30	346	344	346
STV Group Inc	(h)	Capital Goods	SF	+	4.8%			0.8%	03/31	494	492	499
SureScripts LLC	(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	17,145	16,996	17,276
SureScripts LLC	(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	3,438	3,440	3,438
Trackunit ApS	(f)(j)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	6,843	6,741	6,740
Trackunit ApS	(h)(j)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	4,562	4,528	4,493
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	74	73	73
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,004	4,961	4,966
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	540	540	536
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	981	981	974
USIC Holdings Inc	(f)(g)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,195	24,089	24,541
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,387	1,380	1,387
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	929	929	942
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,647	1,647	1,647
Veriforce LLC	(f)	Software & Services	SF	+	5.0%			0.8%	11/31	4,608	4,587	4,632
Veriforce LLC	(f)	Software & Services	SA	+	5.0%			0.8%	11/31	£1,687	2,114	2,327
Veriforce LLC	(h)	Software & Services	SF	+	5.0%			0.8%	11/31	$585	585	588
Veriforce LLC	(h)	Software & Services	SF	+	5.0%			0.8%	11/31	468	468	468
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	6,632	6,600	6,599
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,763	2,763	2,749
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%			0.5%	01/32	829	829	825
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	17,860	17,856	17,859
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	444	444	444
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(h)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	$113	$113	$113
Vitu	(f)(g)	Software & Services	SF	+	4.8%			0.8%	01/32	16,080	16,023	16,021
Vitu	(h)	Software & Services	SF	+	4.8%			0.8%	01/31	2,613	2,613	2,603
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	5.0%			1.0%	10/28	4,642	4,642	4,642
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	5.0%			1.0%	10/28	2,072	2,072	2,072
Wealth Enhancement Group LLC	(h)	Financial Services	SF	+	5.0%			1.0%	10/28	298	298	298
Wedgewood Weddings	(g)	Consumer Services	SF	+	4.8%			0.8%	06/32	14,468	14,396	14,396
Wedgewood Weddings	(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	2,894	2,879	2,879
Wedgewood Weddings	(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	2,894	2,894	2,894
West Star Aviation Inc	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,301	16,240	16,239
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	456	456	454
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	3,420	3,407	3,407
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,824	1,824	1,817
Woolpert Inc	(f)	Capital Goods	SF	+	5.0%			1.0%	04/29	46	49	46
Woolpert Inc	(f)(g)	Capital Goods	SF	+	5.0%			1.0%	04/30	10,011	10,011	10,111
Woolpert Inc	(h)	Capital Goods	SF	+	5.0%			1.0%	04/29	881	881	881
Woolpert Inc	(h)	Capital Goods	SF	+	5.0%			1.0%	04/30	891	891	900
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	2,919	2,919	2,919
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	88	88	88
Xylem Kendall	(h)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	4,554	4,554	4,554
Xylem Kendall	(h)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	513	513	513
Total Senior Secured Loans—First Lien											856,982	861,784
Unfunded Loan Commitments											(142,181)	(142,181)
Net Senior Secured Loans—First Lien											714,801	719,603

Asset Based Finance—22.9%
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$895	895	895
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(j)	Real Estate Management & Development			10.2%				11/31	$1,500	1,500	1,510
Discover Financial Services, ABF Equity	(f)(j)(l)	Financial Services								1,354,729	1,355	1,392
Discover Financial Services, Subordinated Loan	(f)(j)(l)	Financial Services			15.0%				09/34	$2,484	2,484	2,484
Discover Financial Services, Subordinated Loan	(h)(j)(l)	Financial Services			15.0%				09/34	$7	7	7
EFMT 2024-INV1, ABS	(e)(f)(j)	Real Estate Management & Development			7.5%				03/69	$3,828	3,651	3,767
EW Scripps Co/The, Revolver	(f)(j)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$6,247	6,247	6,247
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
EW Scripps Co/The, Revolver	(h)(j)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$5,697	$5,697	$5,697
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.0%				02/40	$2,700	2,654	2,673
FIGRE Trust 2024-HE3, ABS	(e)(f)(j)	Real Estate Management & Development			9.3%				07/54	$1,148	1,153	1,194
Florida Food Products LLC, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,022	4,022	4,022
Florida Food Products LLC, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$788	788	788
Fortna Group Inc, Revolver	(f)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$8,039	8,039	8,039
Fortna Group Inc, Revolver	(h)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$8,039	8,039	8,039
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services								1,304,225	1,304	1,630
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK			12/32	$2,811	2,811	2,811
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK			02/33	$1,502	1,502	1,502
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%				05/33	$904	904	904
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development			7.6%				08/59	$1,167	1,109	1,149
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(j)	Real Estate Management & Development			9.1%				09/39	$4,726	4,726	4,707
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(j)	Financial Services			8.0%				07/56	£2,942	3,661	4,037
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(j)	Financial Services			8.0%				07/58	£8,776	10,918	12,041
IQUW UK Ltd, Bond	(f)(j)	Insurance			8.8%				03/35	$3,643	3,643	3,643
Lennar Corp, ABF Equity	(f)(j)	Consumer Durables & Apparel								3,313,819	3,314	3,917
Lennar Corp, Term Loan	(f)(j)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,580	2,580	2,580
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(j)	Real Estate Management & Development			9.3%				07/39	$4,507	4,507	4,526
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%				03/70	$1,280	1,216	1,237
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			0.3%				03/70	$50,516	364	348
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%				03/70	$1,153	1,126	1,143
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			1.2%				03/70	$50,516	1,684	1,636
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%				03/70	$845	744	761
Norway_France, ABF Equity	(f)(j)	Financial Services								577,940	643	723
Opendoor Labs Inc, Structured Mezzanine	(f)(j)	Real Estate Management & Development			12.5%				02/29	$4,955	4,955	4,963
Opendoor Labs Inc, Structured Mezzanine	(h)(j)	Real Estate Management & Development			12.5%				02/29	$2,478	2,478	2,482
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Powin Energy Corp/NV, Revolver	(f)	Capital Goods			13.5%	PIK			09/27	$—	$—	$—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods								52,667	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods								205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods								205,753	—	—
Powin Energy Corp/NV, Warrants	(k)	Capital Goods								52,667	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(g)(j)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$6,366	6,208	6,366
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development			3.4%				07/41	$1,875	1,529	1,658
PRPM 2024-RCF4 LLC, ABS	(e)(f)(j)	Real Estate Management & Development			4.0%				07/54	$1,688	1,384	1,502
PRPM 2024-RCF5 LLC, ABS	(e)(f)(j)	Real Estate Management & Development			4.0%				08/54	$2,250	1,892	2,002
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			10.2%				11/29	$1,974	1,974	1,975
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$646	581	570
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$344	310	305
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			1.5%				01/65	$46,596	1,631	1,854
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			0.4%				01/65	$46,596	395	355
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			7.3%				01/65	$801	781	731
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			7.3%				01/65	$777	752	736
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF	+	4.8%			1.0%	01/28	$15,122	15,030	15,252
Tropicana Products Inc, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$13,039	13,039	13,039
Tropicana Products Inc, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$3,575	3,575	3,575
Unison Trust 2025-1, ABS	(f)(j)	Real Estate Management & Development			6.0%				07/55	$10,473	9,626	9,625
Vietjet Aviation JSC, Term Loan	(f)(j)	Transportation			9.4%				03/37	$6,013	6,013	5,936
Vietjet Aviation JSC, Term Loan	(h)(j)	Transportation			9.4%				03/37	$6,182	6,182	6,104
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			8.0%				03/30	$585	585	590
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.5%				03/30	$1,422	1,405	1,418
Total Asset Based Finance											173,612	177,087
Unfunded Commitments											(26,766)	(26,766)
Net Asset Based Finance											146,846	150,321
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
TOTAL INVESTMENTS—132.5%							$861,647	$869,924
LIABILITIES IN EXCESS OF OTHER ASSETS—(32.5)%								(213,614)
NET ASSETS—100.0%								$656,310
Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2025	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA	€480	Sold	$546	$591	$(45)
EUR	2/19/27	Goldman Sachs Bank USA	€799	Sold	911	968	(57)
GBP	6/1/26	Goldman Sachs Bank USA	£974	Sold	1,320	1,338	(18)
GBP	11/30/27	Goldman Sachs Bank USA	£1,700	Sold	2,138	2,327	(189)
Total					$4,915	$5,224	$(309)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.10% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 1.94%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(i)Position or portion thereof unsettled as of June 30, 2025.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, 80.4% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$1,621	$—	$(213)	$—	$(16)	$1,392	$—	$—	$—	$82
Discover Financial Services, Subordinated Loan	2,912	—	(428)	—	—	2,484	202	—	—	—
Total	$4,533	$—	$(641)	$—	$(16)	$3,876	$202	$—	$—	$82
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2025.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
As of June 30, 2025 and December 31, 2024, the Adviser has paid $3,080 and $2,533, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2025 and 2024, the Company recognized $2,264 and $114, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	11,200,589	$285,408	6,095,657	$153,458
Reinvestment of Distributions	491,763	12,531	—	—
Share Repurchase Program	(75,550)	(1,887)	—	—
Net Proceeds from Share Transactions	11,616,802	$296,052	6,095,657	$153,458

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
As of June 30, 2025, the Company has issued 25,760,545 Class S shares in the Private Offering for gross proceeds of $653,666, including Class S shares issued under its distribution reinvestment plan. Of the 25,760,545 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of June 30, 2025, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2025 and 2024, the Company issued 11,692,352 and 6,095,657 Class S shares, respectively, for gross proceeds of $297,939 and $153,458, respectively, at an average price per share of $25.48 and $25.17, respectively. The gross proceeds received during the six months ended June 30, 2025 include reinvested shareholder distributions of $12,531 for which the Company issued 491,763 Class S shares under its distribution reinvestment plan.
During the period from July 1, 2025 to July 31, 2025, the Company issued 1,807,396 Class S shares for gross proceeds of $46,179 at an average price per share of $25.55. The gross proceeds received during the period from July 1, 2025 to July 31, 2025 include reinvested shareholder distributions of $2,713 for which the Company issued 106,170 Class S shares under its distribution reinvestment plan.
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
The Company may, in its sole discretion from time to time, waive the early repurchase deduction in the following circumstances (subject to the conditions described below): repurchases resulting from death, qualifying disability or divorce; in the event that a Shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; or repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests. Accordingly, Shareholders wishing to submit tender requests in connection with a Company-approved discretionary transfer program should contact their financial intermediary as soon as possible in order to determine their financial intermediary’s system limitations or requirements.
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the six months ended June 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase
January 2, 2025	December 2, 2024	December 30, 2024	$25.40	35,149	$876
April 1, 2025	March 3, 2025	March 28, 2025	$25.52	40,401	$1,012
On June 2, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 951,352 Common Shares tendered prior to the offer expiring on June 30, 2025. During the period from July 1, 2025 to July 31, 2025, the Company repurchased 9,518 Common Shares that were validly tendered by shareholders at a purchase price of $25.55 per share for aggregate consideration of $241.
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as Future Standard, or Future Standard, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the three and six months ended June 30, 2025 and 2024:

Related Party			Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$1,776	$284	$3,087	$311
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$170	$13	$489	$27
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$1,858	$340	$3,423	$340
The Adviser	Administration agreement	Administrative Services Expenses(4)	$325	$139	$681	$180
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2025, no management fees were payable to the Adviser.
(2)During the six months ended June 30, 2025 and 2024, the Company accrued capital gains incentive fees of $489 and $27, respectively, based on the performance of its portfolio. As of June 30, 2025, the Company had accrued $708 of capital gains incentive fees payable, of which $1,195 was based on unrealized appreciation and $(487) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the six months ended June 30, 2025 and 2024, $621 and $177, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $71 and $16 for the six months ended June 30, 2025 and 2024, respectively. The Company paid $463 and $23 in administrative services expenses to the Adviser during the six months ended June 30, 2025 and 2024, respectively.
(5)Represents the Distribution/Servicing Fees retained by the Placement Agents and not re-allowed to selected broker-dealers or financial representatives.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to FS KKR Capital Corp. and KKR FS Income Trust, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

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
On June 16, 2025, the Company applied for amended co-investment exemptive relief, which, if granted by the SEC, would similarly permit co-investments with certain affiliates but would simplify certain of the conditions under and provide more flexibility than the current order.
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of June 30, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2025, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of June 30, 2025, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of June 30, 2025:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
Total	$3,110
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.20
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.20
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.20
Total				$1.28

	For the Six Months Ended June 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
Total				$0.28
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	25,905	100%	1,707	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$25,905	100%	$1,707	100%
________________
(1)During the six months ended June 30, 2025 and 2024, 95.6% and 99.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.8% and 0.4%, respectively, was attributable to non-cash accretion of discount and 3.6% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $9,967 and $2,600, respectively. As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $3,440 and $880, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $861,109 and $440,290 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $8,815 and $1,589 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $116.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$714,801	$719,603	82.7%	$384,043	$385,040	87.1%
Asset Based Finance	146,846	150,321	17.3%	56,158	56,839	12.9%
Total	$861,647	$869,924	100.0%	$440,201	$441,879	100.0%
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
As of June 30, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2025, the Company held investments in one portfolio company of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the unaudited consolidated schedule of investments as of June 30, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $168,792 and unfunded equity/other commitments of $7,432. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $88,491 and unfunded equity/other commitments of $8,755. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$117,998	13.6%	$30,967	7.0%
Commercial & Professional Services	105,541	12.1%	66,472	15.0%
Consumer Durables & Apparel	12,096	1.4%	5,645	1.3%
Consumer Services	73,100	8.4%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,366	0.7%	6,203	1.4%
Financial Services	71,263	8.2%	40,738	9.2%
Food, Beverage & Tobacco	17,061	2.0%	—	—
Health Care Equipment & Services	126,986	14.6%	87,245	19.8%
Insurance	62,794	7.2%	61,906	14.0%
Materials	30,076	3.5%	18,997	4.3%
Media & Entertainment	6,247	0.7%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	12,317	1.4%	—	—
Real Estate Management & Development	52,064	6.0%	23,491	5.3%
Software & Services	139,879	16.1%	39,704	9.0%
Technology Hardware & Equipment	1,318	0.1%	1,320	0.3%
Telecommunication Services	5,825	0.7%	—	—
Transportation	28,118	3.2%	11,607	2.6%
Utilities	875	0.1%	947	0.2%
Total	$869,924	100.0%	$441,879	100.0%

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of June 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	June 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$141
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(309)	—
Total		$(309)	$141
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(51)	$—
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(450)	—
Total		$(501)	$—
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(309)	$—	$—	$—	$(309)
Total	$(309)	$—	$—	$—	$(309)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$141	$—	$—	$—	$141
Total	$141	$—	$—	$—	$141
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

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
The average notional balance of foreign currency forward contracts during the six months ended June 30, 2025 and 2024 were $4,908 and $0, respectively.
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
As of June 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	76,840	23,491
Level 3—Significant unobservable inputs	793,084	418,388
	$869,924	$441,879
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2025 and December 31, 2024.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	153	89	242
Net realized gain (loss)	(133)	(49)	(182)
Net change in unrealized appreciation (depreciation)	2,994	2,295	5,289
Purchases	308,997	98,505	407,502
Paid-in-kind interest	717	393	1,110
Sales and repayments	(21,209)	(18,056)	(39,265)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$676,559	$116,525	$793,084
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,033	$2,295	$5,328

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
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at June 30, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$641,931	Discounted Cash Flow	Discount Rate	7.7% - 12.4% (9.1%)	Decrease
	34,628	Cost(2)
Asset Based Finance	96,727	Discounted Cash Flow	Discount Rate	4.7% - 15.1% (9.9%)	Decrease
	9,625	Cost(2)
	10,173	Other(3)
Total	$793,084

Type of Investment	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$378,385	Discounted Cash Flow	Discount Rate	7.6% - 11.1% (9.5%)	Decrease
	6,655	Cost(2)
Asset Based Finance	26,867	Discounted Cash Flow	Discount Rate	4.8% - 15.3% (10.1%)	Decrease
	6,481	Cost(2)
Total	$418,388
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

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $216,611. As of June 30, 2025, the Company’s asset coverage was 403%.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2025 are discussed below.

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$35,611	(3)	$114,389	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	181,000		69,000	December 24, 2029
Total			$216,611		$183,389
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025. Pounds sterling balance outstanding of £16,950 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
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
For the six months ended June 30, 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$1,948	$177	$2,125
K-FITS Eiffel-1 Credit Facility	3,658	204	3,862
Total	$5,606	$381	$5,987
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $158,698 and 7.07%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.88%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2025.
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
During the six months ended June 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $42,296 from the Financing Provider. As of June 30, 2025, $16,290 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2025 through August 8, 2025, there were no investments purchased by the Company from the Financing Provider.
As of June 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Arcfield Acquisition Corp	$1,175
Area Wide Protective Inc	2,366
Avetta LLC	737
Avetta LLC	1,032
Bonterra LLC	3,312
Bonterra LLC	2,619

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Cadence Education LLC	$353
Cadence Education LLC	360
Cambrex Corp	1,615
Cambrex Corp	1,846
Carrier Fire Protection	383
Carrier Fire Protection	414
Carrier Fire Protection	38
Circana Group (f.k.a. NPD Group)	790
Clarience Technologies LLC	5,244
Clarience Technologies LLC	1,738
Clarience Technologies LLC	626
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	1,763
Community Brands Inc	814
Community Brands Inc	1,526
CSafe Global	216
Dental365 LLC	1,845
Dental365 LLC	1,284
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	757
Eagle Railcar Services Roscoe Inc	2,209
Eagle Railcar Services Roscoe Inc	1,988
Follett Software Co	727
Frontline Road Safety LLC	3,409
Frontline Road Safety LLC	2,355
Galway Partners Holdings LLC	630
Homrich & Berg Inc	963
Horizon CTS Buyer LLC	2,532
Horizon CTS Buyer LLC	2,912
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	2,584
Insightsoftware.Com Inc	206
Integrity Marketing Group LLC	5
Integrity Marketing Group LLC	5
J S Held LLC	1,140
J S Held LLC	2,701
Legends Hospitality LLC	1,068
Legends Hospitality LLC	884
MAI Capital Management LLC	2,143
MAI Capital Management LLC	1,291
MAI Capital Management LLC	3,706
Mercer Advisors Inc	2,164
Model N Inc	2,354
Model N Inc	1,256

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Netsmart Technologies Inc	$2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	400
OEConnection LLC	1,607
PCI Pharma Services	3,580
PCI Pharma Services	679
PSC Group	68
PSC Group	76
Resa Power LLC	3,392
Resa Power LLC	1,688
Revere Superior Holdings Inc	408
Revere Superior Holdings Inc	457
Rialto Capital Management LLC	232
Rockefeller Capital Management LP	1,390
Service Express Inc	2,263
Service Express Inc	1,646
Spins LLC	772
Spotless Brands LLC	328
STV Group Inc	344
STV Group Inc	492
SureScripts LLC	3,440
Trackunit ApS	4,528
Turnpoint Services Inc	540
Turnpoint Services Inc	981
USIC Holdings Inc	929
USIC Holdings Inc	1,647
Veriforce LLC	585
Veriforce LLC	468
Vermont Information Processing Inc	2,763
Vermont Information Processing Inc	829
VetCor Professional Practices LLC	113
Vitu	2,613
Wealth Enhancement Group LLC	298
Wedgewood Weddings	2,879
Wedgewood Weddings	2,894
West Star Aviation Inc	3,407
West Star Aviation Inc	1,824
Woolpert Inc	881
Woolpert Inc	891
Xylem Kendall	4,554
Xylem Kendall	513
Asset Based Finance
Discover Financial Services, Subordinated Loan	7
EW Scripps Co/The, Revolver	5,697
Florida Food Products LLC, Revolver	788

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Fortna Group Inc, Revolver	$8,039
Opendoor Labs Inc, Structured Mezzanine	2,478
Tropicana Products Inc, Revolver	3,575
Vietjet Aviation JSC, Term Loan	6,182
Total	$168,792
Unfunded Equity/Other commitments	$7,432
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2025, the Company’s debt commitments are comprised of $72,390 revolving credit facilities and $96,402 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $34. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at June 30, 2025 and December 31, 2024.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$25.40	$25.00
Results of operations
Net investment income (loss)(1)	1.23	1.23
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.20	(0.60)
Net increase (decrease) in net assets resulting from operations	1.43	0.63
Shareholder distributions(3)
Distributions from net investment income	(1.28)	(0.28)
Net decrease in net assets resulting from shareholder distributions	(1.28)	(0.28)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$25.55	$25.35
Shares outstanding, end of period	25,684,995	6,095,697
Total return based on net asset value(5)	5.75%	2.52%
Ratio/Supplemental Data:
Net assets, end of period	$656,310	$154,549
Ratio of net investment income to average net assets(6)	9.75%	9.59%
Ratio of total operating expenses to average net assets(6)	6.39%	4.37%
Ratio of waived expenses to average net assets(6)	(2.86)%	(3.65)%
Ratio of net operating expenses to average net assets(6)	3.53%	0.72%
Portfolio turnover(7)	6.84%	0.26%
Total amount of senior securities outstanding, exclusive of treasury securities	$216,611	$1,439
Asset coverage per unit(8)	4.03	108.40
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2025 and 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the six months ended June 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.09%	0.05%
Ratio of interest expense to average net assets	2.31%	—
(7)Portfolio turnover for the six months ended June 30, 2025 and 2024 are not annualized.
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
Note 13. Subsequent Events
Distributions
On July 14, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about August 27, 2025 to shareholders of record as of the close of business on July 31, 2025. Additionally, on July 31, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about September 26, 2025 to shareholders of record as of the close of business on August 29, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2025, the Company issued and sold 1,701,226 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 23, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $43,466.
On August 1, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $52,474. The final number of Common Shares issued as of August 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2025.
Senior Secured Revolving Credit Facility
On August 8, 2025, the Company entered into a first amendment to that certain Senior Secured Revolving Credit Agreement, originally dated as of July 2, 2024, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The amendment provides for an increase of the accordion provision from $250,000 to $750,000.

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
•actual and potential conflicts of interest with the other funds managed by the Adviser, Future Standard, KKR Credit or any of their respective affiliates;
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
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of June 30, 2025, we had incurred organizational and offering expenses of $760 and $2,320, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the six months ended June 30, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.77%
Distribution/Servicing Fees(6)	0.85%
Organizational and offering costs(7)	0.00%
Other expenses(8)	0.60%
Total annual expenses	7.47%
Waiver of management and subordinated income incentive fees(3)	(0.31)%
Net annual expenses	7.16%
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

(2)Amount assumes that we sell $816.9 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $792.4 million, resulting in estimated average net assets of $1,052.5 million based on current asset levels. That amount also assumes that we borrow funds of approximately 69% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $816.9 million worth of Class S shares during the following twelve months.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of June 30, 2025. At June 30, 2025, the weighted average effective interest rate for total outstanding debt was 6.88%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(7)The Adviser has agreed to advance all of our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. We will reimburse the Adviser for any such amounts paid on our behalf pursuant to the terms of the Expense Support Agreement. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 69% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$987	$2,370	$3,686	$6,701
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,045	$2,524	$3,914	$7,029
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2025:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2025	June 30, 2025
Purchases	$232,389	$465,366
Sales and Repayments	(37,492)	(45,177)
Net Portfolio Activity	$194,897	$420,189

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025				June 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$201,645	87%	$24,264	65%	$357,054	77%	$27,121	60%
Asset Based Finance	30,744	13%	13,228	35%	108,312	23%	18,056	40%
Total	$232,389	100%	$37,492	100%	$465,366	100%	$45,177	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$714,801	$719,603	82.7%	$384,043	$385,040	87.1%
Asset Based Finance	146,846	150,321	17.3%	56,158	56,839	12.9%
Total	$861,647	$869,924	100.0%	$440,201	$441,879	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Number of Portfolio Companies	107	65
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	91.6%	93.8%
% Fixed Rate Debt Investments (based on fair value)(1)	7.5%	4.7%
% Other Income Producing Investments (based on fair value)(2)	0.7%	0.9%
% Non-Income Producing Investments (based on fair value)	0.2%	0.6%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.6%	9.7%
Weighted Average Annual Yield on All Debt Investments(4)	9.6%	9.7%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
For the six months ended June 30, 2025, our total return based on NAV was 5.75%. For the year ended December 31, 2024, our total return based on NAV was 8.16%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$117,998	13.6%	$30,967	7.0%
Commercial & Professional Services	105,541	12.1%	66,472	15.0%
Consumer Durables & Apparel	12,096	1.4%	5,645	1.3%
Consumer Services	73,100	8.4%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	6,366	0.7%	6,203	1.4%
Financial Services	71,263	8.2%	40,738	9.2%
Food, Beverage & Tobacco	17,061	2.0%	—	—
Health Care Equipment & Services	126,986	14.6%	87,245	19.8%
Insurance	62,794	7.2%	61,906	14.0%
Materials	30,076	3.5%	18,997	4.3%
Media & Entertainment	6,247	0.7%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	12,317	1.4%	—	—
Real Estate Management & Development	52,064	6.0%	23,491	5.3%
Software & Services	139,879	16.1%	39,704	9.0%
Technology Hardware & Equipment	1,318	0.1%	1,320	0.3%
Telecommunication Services	5,825	0.7%	—	—
Transportation	28,118	3.2%	11,607	2.6%
Utilities	875	0.1%	947	0.2%
Total	$869,924	100.0%	$441,879	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$849,388	98%	$437,871	99%
2	20,536	2%	4,008	1%
3	—	—	—	—
4	—	—	—	—
Total	$869,924	100%	$441,879	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024
Revenues
Our investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$18,035	92.6%	$2,590	95.7%	$30,306	88.2%	$2,695	94.9%
Paid-in-kind interest income	571	2.9%	—	—	1,255	3.7%	—	—
Fee income	853	4.4%	108	4.0%	2,520	7.3%	137	4.8%
Dividend income	28	0.1%	7	0.3%	288	0.8%	7	0.3%
Total investment income(1)	$19,487	100.0%	$2,705	100.0%	$34,369	100.0%	$2,839	100.0%
___________
(1)Such revenues represent $18,716 and $2,694 of cash income earned as well as $771 and $11 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2025 and 2024, respectively. Such revenues represent $32,849 and $2,828 of cash income earned as well as $1,520 and $11 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK, fee and dividend income for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily due to the increase in the size of our investment portfolio.

Expenses
Our operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$1,776	$284	$3,087	$311
Subordinated income incentive fees	1,858	340	3,423	340
Capital gains incentive fees	170	13	489	27
Interest expense	3,623	—	5,987	—
Administrative services expenses	325	139	681	180
Distribution/servicing fees	1,132	112	1,922	112
Share transfer agent fees	109	22	135	22
Accounting and administrative fees	93	12	151	12
Audit expense	137	77	273	98
Other expenses	336	97	655	108
Total operating expenses	9,559	1,096	16,803	1,210
Management and incentive fee waivers	(3,634)	(624)	(6,510)	(651)
Expense waiver	—	(347)	(895)	(347)
Net operating expenses	$5,925	$125	$9,398	$212
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	1.60%	1.05%	3.25%	2.21%
Ratio of expense waivers to average net assets(1)	(0.61)%	(0.93)%	(1.43)%	(1.82)%
Ratio of net operating expenses to average net assets	0.99%	0.12%	1.82%	0.39%
Ratio of net incentive fees and interest expense to average net assets(1)	0.63%	0.01%	1.25%	0.05%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.36%	0.11%	0.57%	0.34%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and six months ended June 30, 2025 and the incurrence of borrowings under the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $13,562 ($0.58 per share) and $2,580 ($0.63 per share) for the three months ended June 30, 2025 and 2024, respectively. The increase in net investment income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Our net investment income totaled $24,971 ($1.23 per share) and $2,627 ($1.23 per share) for the six months ended June 30, 2025 and 2024, respectively. The increase in net investment income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$(170)	$—	$(180)	$—
Net realized gain (loss) on foreign currency forward contracts	(47)	—	(51)	—
Net realized gain (loss) on foreign currency	27	—	(39)	3
Total net realized gain (loss)	$(190)	$—	$(270)	$3
______________
(1)We sold investments and received principal repayments of $13,462 and $24,030, respectively, during the three months ended June 30, 2025 and $0 and $161, respectively, during the three months ended June 30, 2024. We sold investments and received principal repayments of $13,696 and $31,481, respectively, during the six months ended June 30, 2025 and $0 and $171, respectively, during the six months ended June 30, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$3,384	$113	$6,599	$219
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(310)	—	(450)	—
Net change in unrealized gain (loss) on foreign currency	(1,526)	(5)	(1,969)	(5)
Total net change in unrealized appreciation (depreciation)	$1,548	$108	$4,180	$214
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 and 2024 were driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025, the net increase in net assets resulting from operations was $14,920 ($0.64 per share) compared to a net increase in net assets resulting from operations of $2,688 ($0.65 per share) for the three months ended June 30, 2024.
For the six months ended June 30, 2025, the net increase in net assets resulting from operations was $28,881 ($1.42 per share) compared to a net increase in net assets resulting from operations of $2,844 ($1.31 per share) for the six months ended June 30, 2024.
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
As of June 30, 2025, we had $24,356 in cash and foreign currency, which we held in custodial accounts, and $183,389 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $168,792 and unfunded equity/other commitments of $7,432. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $216,611. As of June 30, 2025, our asset coverage ratio as calculated under the 1940 Act was 403%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2025:

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$35,611	(3)	$114,389	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.75%(4)	181,000		69,000	December 24, 2029
Total			$216,611		$183,389
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €2,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025. Pounds sterling balance outstanding of £16,950 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.20
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.20
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.20
Total				$1.28

	For the Six Months Ended June 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
Total				$0.28
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On July 14, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about August 27, 2025 to shareholders of record as of the close of business on July 31, 2025. Additionally, on July 31, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about September 26, 2025 to shareholders of record as of the close of business on August 29,

2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On July 1, 2025, we issued and sold 1,701,226 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 23, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $43,466.
On August 1, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $52,474. The final number of Common Shares issued as of August 1, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2025.
Senior Secured Revolving Credit Facility
On August 8, 2025, the Company entered into a first amendment to that certain Senior Secured Revolving Credit Agreement, originally dated as of July 2, 2024, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The amendment provides for an increase of the accordion provision from $250,000 to $750,000.
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
As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.57% of our total assets, as compared to 96.02% of our total assets as of December 31, 2024.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we had off-balance sheet arrangements with the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
As of June 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $42,296 from the Financing Provider. As of June 30, 2025, $16,290 of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2025 through August 8, 2025, there were no investments purchased by the Company from the Financing Provider.
As of August 8, 2025, there were six loans with an aggregate commitment par value of $14,609, inclusive of $4,453 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 91.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 7.5% were debt investments paying fixed interest rates, 0.7% were other income producing investments and the remaining 0.2% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(19,046)	$(5,416)	$(13,630)	(16.2)%
Down 200 basis points	(15,242)	(4,332)	(10,910)	(13.0)%
Down 150 basis points	(11,433)	(3,249)	(8,184)	(9.7)%
Down 100 basis points	(7,622)	(2,166)	(5,456)	(6.5)%
Down 50 basis points	(3,811)	(1,083)	(2,728)	(3.2)%
Up 50 basis points	3,811	1,083	2,728	3.2%
Up 100 basis points	7,622	2,166	5,456	6.5%
Up 150 basis points	11,434	3,249	8,185	9.7%
Up 200 basis points	15,245	4,332	10,913	13.0%
Up 250 basis points	19,056	5,416	13,640	16.2%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of June 30, 2025				Economic Hedging As of June 30, 2025
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in US$
British Pound Sterling	£17,742	$24,353	$26,589	$2,659	£2,670	$3,665
Euros	€2,907	3,424	3,758	376	€1,324	1,559
Total		$27,777	$30,347	$3,035		$5,224
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

As of June 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $5,224, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2025, we had outstanding borrowings denominated in foreign currencies of €2,000 and £16,950 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended June 30, 2025 that were not registered under the Securities Act.
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
The Company may, in its sole discretion from time to time, waive the early repurchase deduction in the following circumstances (subject to the conditions described below): repurchases resulting from death, qualifying disability or divorce; in the event that a Shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; or repurchases submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests. Accordingly, Shareholders wishing to submit tender requests in connection with a Company-approved discretionary transfer program should contact their financial intermediary as soon as possible in order to determine their financial intermediary’s system limitations or requirements.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended June 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased	Aggregate Dollar Amount of Common Shares Accepted for Repurchase (in thousands)
April 1, 2025	March 3, 2025	March 28, 2025	$25.52	40,401	$1,012
On June 2, 2025, we commenced a tender offer, or the June 2025 Tender Offer, pursuant to which we offered to repurchase up to 951,352 Common Shares tendered prior to 11:59 p.m., E.T. on June 30, 2025, or the June 2025 Tender Offer Expiration Date. There were 9,518 Common Shares validly tendered by shareholders prior to the June 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Senior Secured Revolving Credit Facility
On August 8, 2025, the Company entered into a first amendment to that certain Senior Secured Revolving Credit Agreement, originally dated as of July 2, 2024, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The amendment provides for an increase of the accordion provision from $250,000 to $750,000.

Item 6.    Exhibits

3.1	Certificate of Trust (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

3.2*	Certificate of Amendment to Certificate of Trust

3.3
Second Amended and Restated Declaration of Trust (Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 (File No. 000-56633) filed on March 1, 2024 and incorporated herein by reference)

3.4
Supplement to the Second Amended and Restated Declaration of Trust of KKR FS Income Trust Select Relating to 12.0% Series A Cumulative Preferred Shares (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01706) filed on April 1, 2024 and incorporated herein by reference)

3.5	Bylaws (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

10.1*	First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 8, 2025, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2025.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer