Form 10-Q
period 2025-09-30
KKR FS Income Trust Select
filed 2025-11-12
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 31, 2025 was 33,751,750 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,114,198 and $435,721, respectively)	$1,127,357	$437,346
Controlled/affiliated investments (amortized cost—$3,662 and $4,480, respectively)	3,683	4,533
Total investments, at fair value (amortized cost—$1,117,860 and $440,201, respectively)	1,131,040	441,879
Cash and cash equivalents	25,763	9,893
Foreign currency (cost—$390 and $388, respectively)	390	370
Receivable for investments sold and repaid	4,340	235
Income receivable	8,101	2,661
Expense support receivable	—	1,206
Unrealized appreciation on foreign currency forward contracts	63	141
Deferred financing costs	5,207	3,649
Prepaid expenses and other assets	843	184
Total assets	$1,175,747	$460,218

Liabilities
Payable for investments purchased	$1,834	$27,545
Debt(1)	344,600	70,347
Unrealized depreciation on foreign currency forward contracts	218	—
Shareholders’ distributions payable	6,343	3,939
Accrued capital gains incentive fee(2)	1,365	219
Administrative services expense payable	748	202
Distribution/servicing fees payable	526	213
Accrued accounting and administrative fees	119	30
Interest payable	3,951	105
Other accrued expenses and liabilities	1,114	336
Total liabilities	360,818	102,936
Commitments and contingencies(3)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 31,746,969 and 14,068,193 Class S shares issued and outstanding, respectively	317	141
Capital in excess of par value	806,559	355,586
Retained earnings (accumulated deficit)	8,053	1,555
Total shareholders’ equity	814,929	357,282
Total liabilities and shareholders’ equity	$1,175,747	$460,218
Net asset value per share of common shares at period end	$25.67	$25.40
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$22,268	$5,290	$52,372	$7,992
Paid-in-kind interest income	672	186	1,927	186
Fee income	1,253	711	3,773	848
Dividend income	98	—	304	—
From controlled/affiliated investments:
Interest income	91	—	293	—
Dividend income	174	—	256	—
Total investment income	24,556	6,187	58,925	9,026

Operating expenses
Management fees	2,289	649	5,376	960
Subordinated income incentive fees(1)	2,273	727	5,696	1,067
Capital gains incentive fees(1)	657	111	1,146	138
Interest expense(2)	4,551	96	10,538	96
Administrative services expense	697	267	1,378	447
Distribution/servicing fees	1,489	349	3,411	461
Share transfer agent fees	132	85	267	107
Accounting and administrative fees	108	22	259	34
Audit expense	173	100	446	198
Other general and administrative expenses	713	188	1,368	296
Total operating expenses	13,082	2,594	29,885	3,804
Management and incentive fee waivers	(4,562)	(1,376)	(11,072)	(2,027)
Expense waiver(3)	—	(662)	(895)	(1,009)
Net expenses	8,520	556	17,918	768
Net investment income	16,036	5,631	41,007	8,258

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	24	—	(156)	—
Net realized gain (loss) on foreign currency forward contracts	(71)	8	(122)	8
Net realized gain (loss) on foreign currency	(298)	(48)	(337)	(45)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	4,919	990	11,534	1,209
Controlled/affiliated investments	(16)	—	(32)	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	154	(67)	(296)	(67)
Net change in unrealized gain (loss) on foreign currency	549	8	(1,420)	3
Total net realized and unrealized gain (loss)	5,261	891	9,171	1,108
Net increase (decrease) in net assets resulting from operations	$21,297	$6,522	$50,178	$9,366

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.72	$0.71	$2.14	$2.07
Weighted average shares outstanding	29,579,466	8,824,096	23,426,502	4,367,721
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

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$16,036	$5,631	$41,007	$8,258
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(345)	(40)	(615)	(37)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	5,057	923	11,206	1,142
Net change in unrealized gain (loss) on foreign currency	549	8	(1,420)	3
Net increase (decrease) in net assets resulting from operations	21,297	6,522	50,178	9,366

Shareholder distributions
Distributions to common shareholders	(17,775)	(6,150)	(43,680)	(7,857)
Distributions to preferred shareholders	—	(277)	—	(324)
Net decrease in net assets resulting from shareholder distributions	(17,775)	(6,427)	(43,680)	(8,181)

Capital transactions(1)
Issuance of capital	146,541	103,706	431,949	257,164
Reinvestment of shareholder distributions	8,797	2,100	21,328	2,100
Repurchases of common shares	(241)	—	(2,128)	—
Net increase (decrease) in net assets resulting from capital share transactions	155,097	105,806	451,149	259,264
Total increase (decrease) in net assets	158,619	105,901	457,647	260,449
Net assets at beginning of period	656,310	154,549	357,282	1
Net assets at end of period	$814,929	$260,450	$814,929	$260,450
_______________
(1)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$50,178	$9,366
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(770,686)	(284,290)
Paid-in-kind interest	(1,927)	(186)
Proceeds from sales and repayments of investments	95,097	8,297
Net realized (gain) loss on investments	156	—
Net change in unrealized (appreciation) depreciation on investments	(11,502)	(1,209)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	296	67
Accretion of discount	(557)	(86)
Amortization of deferred financing costs	600	48
Unrealized (gain)/loss on borrowings in foreign currency	1,439	—
(Increase) decrease in receivable for investments sold and repaid	(4,105)	(23)
(Increase) decrease in income receivable	(5,182)	(2,316)
(Increase) decrease in expense support receivable	1,206	(662)
(Increase) decrease in prepaid expenses and other assets	(659)	(86)
Increase (decrease) in payable for investments purchased	(25,711)	46,025
Increase (decrease) in accrued capital gains incentive fee	1,146	138
Increase (decrease) in administrative services expense payable	546	258
Increase (decrease) in distribution/servicing fees payable	313	138
Increase (decrease) in accrued accounting and administrative fees	89	17
Increase (decrease) in interest payable	3,846	48
Increase (decrease) in other accrued expenses and liabilities	778	161
Net cash provided by (used in) operating activities	(664,639)	(224,295)
Cash flows from financing activities
Issuance of common shares	431,949	257,164
Repurchases of common shares	(2,128)	—
Distributions to common shareholders	(19,948)	(2,882)
Distributions to preferred shareholders	—	(324)
Borrowings under financing arrangements	538,087	—
Repayments under financing arrangements	(265,273)	—
Deferred financing costs paid	(2,158)	(969)
Net cash provided by (used in) financing activities	680,529	252,989
Total increase (decrease) in cash	15,890	28,694
Cash and foreign currency at beginning of period	10,263	1
Cash and foreign currency at end of period	$26,153	$28,695
Supplemental disclosure
Reinvestment of shareholder distributions	$21,328	$2,100
Federal and income taxes paid during the period	$14	—
Interest paid during the period	$6,092	—
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of September 30, 2025
(in thousands, expect share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.2%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$4,092	$4,092	$4,092
Affordable Care Inc	(f)(g)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	8,497	8,509	8,138
AGS Health LLC	(f)	Software & Services	SF	+	4.5%			0.5%	08/32	2,924	2,917	2,924
AGS Health LLC	(h)	Software & Services	SF	+	4.5%			0.5%	08/32	1,007	1,007	1,007
AGS Health LLC	(h)	Software & Services	SF	+	4.5%			0.5%	08/32	357	357	357
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	6,712	6,645	6,645
A-Lign Assurance LLC	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	1,974	1,964	1,954
A-Lign Assurance LLC	(h)	Software & Services	SF	+	4.8%			0.8%	08/32	948	938	938
Amerivet Partners Management Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	6,549	6,549	6,454
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	10,362	10,362	10,382
Arcfield Acquisition Corp	(h)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,175	1,175	1,175
Area Wide Protective Inc	(f)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	4,531	4,501	4,531
Area Wide Protective Inc	(h)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	2,366	2,366	2,366
Avetta LLC	(f)(g)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	4,215	4,179	4,257
Avetta LLC	(h)	Software & Services	SF	+	4.3%			0.5%	07/30	501	501	501
Avetta LLC	(h)	Software & Services	SF	+	4.5%			0.5%	07/30	236	236	236
Avetta LLC	(h)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,032	1,032	1,042
BCA Marketplace Ltd	(f)(j)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£5,066	6,450	6,702
BCA Marketplace Ltd	(f)(j)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€2,094	2,234	2,418
Bonterra LLC	(f)(g)	Software & Services	SF	+	5.0%			0.8%	03/32	$30,705	30,485	30,705
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	499	484	499
Bonterra LLC	(h)	Software & Services	SF	+	5.0%			0.8%	03/32	3,328	3,312	3,328
Bonterra LLC	(h)	Software & Services	SF	+	5.0%			0.8%	03/32	2,829	2,829	2,829
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,278	2,269	2,301
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	333	333	337
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	353
Cadence Education LLC	(h)	Consumer Services	SF	+	5.0%			0.8%	05/31	264	264	267
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	12,366	12,309	12,613
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,615	1,615	1,615
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,846	1,846	1,883
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	5,935	5,935	5,876
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	91	91	91
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	1,935	1,922	1,954
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	$103	$99	$104
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	€480	515	569
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	16	16	18
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$357	357	357
Carrier Fire Protection	(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/31	414	414	418
Carrier Fire Protection	(h)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€49	53	53
Circana Group (f.k.a. NPD Group)	(f)	Consumer Services	SF	+	4.5%			0.8%	12/29	$10,793	10,793	10,901
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.5%			0.8%	12/28	790	790	790
Clarience Technologies LLC	(f)(g)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	18,694	18,694	18,881
Clarience Technologies LLC	(h)	Capital Goods	SF	+	4.8%			0.8%	02/31	1,738	1,738	1,738
Clarience Technologies LLC	(h)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	3,852	3,852	3,890
Clarience Technologies LLC	(h)	Capital Goods	SF	+	5.8%			0.8%	02/32	626	626	632
CLEAResult Consulting Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	10,596	10,502	10,702
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	2,669	2,656	2,696
CLEAResult Consulting Inc	(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	1,779	1,764	1,779
ClubCorp Club Operations Inc	(f)	Consumer Services	SF	+	5.0%			1.0%	07/32	11,669	11,585	11,611
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.0%			1.0%	07/31	1,268	1,268	1,262
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.0%			1.0%	07/32	761	761	757
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	8,866	8,826	8,955
Community Brands Inc	(h)	Software & Services	SF	+	5.3%			0.8%	07/31	815	814	815
Community Brands Inc	(h)	Software & Services	SF	+	5.3%			0.8%	07/31	1,430	1,430	1,445
CPM Holdings Inc	(e)(f)	Capital Goods	SF	+	4.5%			0.5%	09/28	14,914	14,680	14,898
CSafe Global	(f)(g)	Transportation	SF	+	5.8%			0.8%	12/28	8,982	8,983	9,072
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£957	1,210	1,300
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$576	576	576
CSafe Global	(h)	Transportation	SF	+	5.8%			0.8%	03/29	144	144	144
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	9,305	9,315	9,305
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,293	5,277	5,293
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	1,963	1,961	1,963
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	3,093	3,093	3,093
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	12,460	12,405	12,585
DuBois Chemicals Inc	(h)	Materials	SF	+	5.0%			0.8%	06/31	1,894	1,888	1,894
DuBois Chemicals Inc	(h)	Materials	SF	+	5.0%			0.8%	06/31	757	757	765
Eagle Railcar Services Roscoe Inc	(g)	Transportation	SF	+	4.5%			0.5%	06/32	10,602	10,576	10,602
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	2,209	2,209	2,209
Eagle Railcar Services Roscoe Inc	(h)	Transportation	SF	+	4.5%			0.5%	06/32	1,988	1,988	1,988
Excelitas Technologies Corp	(f)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,318	1,330	1,318
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Flexera Software LLC	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	$18,922	$18,899	$18,903
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€5,711	6,676	6,695
Flexera Software LLC	(h)	Software & Services	SF	+	4.8%			0.5%	08/32	$1,530	1,530	1,529
Follett Software Co	(g)	Software & Services	SF	+	4.5%			0.5%	08/31	10,900	10,900	10,991
Follett Software Co	(h)	Software & Services	SF	+	4.5%			0.5%	08/30	1,018	1,018	1,018
Frontline Road Safety LLC	(f)(g)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/32	17,847	17,753	17,942
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%			0.0%	03/32	528	525	528
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	9,085	9,059	9,134
Frontline Road Safety LLC	(h)	Capital Goods	SF	+	4.8%			0.0%	03/32	2,487	2,487	2,487
Frontline Road Safety LLC	(h)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	350	350	352
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	194	196	194
Galway Partners Holdings LLC	(g)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/28	8,019	8,034	8,019
Galway Partners Holdings LLC	(h)	Insurance	SF	+	4.5%			0.8%	09/28	724	724	724
Gigamon Inc	(f)(g)	Software & Services	SF	+	5.8%			0.8%	03/29	4,091	4,091	3,825
Hexion International Cooperatief UA	(e)(f)(i)	Materials	SF	+	4.0%			0.5%	03/29	2,200	2,142	2,200
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	785	785	785
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	11/31	13,017	13,003	13,065
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.8%			0.8%	08/31	642	642	642
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	13,388	13,326	13,463
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	1,013	1,013	1,013
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/32	2,532	2,532	2,546
Horizon CTS Buyer LLC	(h)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,153	2,153	2,153
Inhabit IQ	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,709	4,698	4,768
Inhabit IQ	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,311	1,311	1,328
Inhabit IQ	(h)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	820
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	122	122	122
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	74	74	74
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,452	2,452	2,452
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			0.8%	05/28	2,584	2,584	2,584
Insightsoftware.Com Inc	(h)	Software & Services	SF	+	5.3%			1.0%	05/28	148	148	148
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/28	16,806	16,730	16,806
Integrity Marketing Group LLC	(f)(g)	Insurance	SF	+	5.0%			0.8%	08/28	21,747	21,807	21,747
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
Integrity Marketing Group LLC	(h)	Insurance	SF	+	5.0%			0.8%	08/28	4	4	4
IntraFi Network LLC	(e)(f)	Financial Services	SF	+	4.0%			0.0%	07/31	5,910	5,852	5,918
J S Held LLC	(g)	Insurance	SF	+	5.5%			1.0%	06/28	23,375	23,382	23,375
J S Held LLC	(f)	Insurance	SF	+	5.5%			1.0%	06/28	1,653	1,648	1,669
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	$1,357	$1,357	$1,357
J S Held LLC	(h)	Insurance	SF	+	5.5%			1.0%	06/28	2,268	2,268	2,290
Keystone Agency Partners LLC	(g)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	21,119	21,014	21,013
Keystone Agency Partners LLC	(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/32	4,072	4,072	4,051
Keystone Agency Partners LLC	(h)	Insurance	SF	+	4.5%			0.8%	08/32	1,810	1,810	1,801
Learning Experience Corp/The	(g)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,112	3,097	3,112
Learning Experience Corp/The	(h)	Consumer Services	SF	+	4.8%			0.8%	07/32	685	685	685
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	178	159	178
Legends Hospitality LLC	(f)(g)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	15,995	15,612	15,995
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,602	1,602	1,602
Legends Hospitality LLC	(h)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	338	338	338
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	7,892	7,853	7,934
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	295	292	295
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	1,687	1,687	1,696
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%			0.8%	08/31	1,346	1,346	1,346
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	3,706	3,706	3,726
Med-Metrix	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	14,902	14,829	14,827
Med-Metrix	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	6,198	6,198	6,167
Med-Metrix	(h)	Software & Services	SF	+	4.8%			0.8%	07/32	2,637	2,637	2,624
Mercer Advisors Inc	(f)	Financial Services	SF	+	4.8%			0.8%	10/30	6,058	6,058	6,058
Mercer Advisors Inc	(h)	Financial Services	SF	+	4.8%			0.8%	10/30	1,052	1,052	1,052
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	15,505	15,000	15,288
Misys Ltd	(e)(f)(j)	Software & Services	SF	+	4.0%			0.0%	09/32	15,463	15,309	15,416
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	11,447	11,405	11,539
Model N Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,360	2,354	2,379
Model N Inc	(h)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,258
NeoGov Newt Holdco Inc	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	6,237	6,214	6,214
NeoGov Newt Holdco Inc	(h)	Software & Services	SA	+	4.5%			0.5%	09/32	340	340	340
NeoGov Newt Holdco Inc	(h)	Software & Services	SF	+	4.5%			0.5%	09/32	756	756	756
NeoGov Newt Holdco Inc	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	1,512	1,512	1,506
Netsmart Technologies Inc	(f)(g)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	22,389	22,249	22,613
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	2,908	2,908	2,938
Netsmart Technologies Inc	(h)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,967
OEConnection LLC	(f)(g)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	04/31	4,280	4,263	4,323
OEConnection LLC	(h)	Software & Services	SF	+	5.3%			0.8%	04/31	400	400	400
OEConnection LLC	(h)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/31	1,607	1,607	1,623
PCI Pharma Services	(g)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	6,724	6,709	6,778
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	$3,457	$3,457	$3,484
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/32	679	679	679
PCI Pharma Services	(h)(j)	Health Care Equipment & Services	SF	+	4.8%			0.8%	07/32	123	123	124
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	15,499	15,030	15,018
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	35	35	35
PSC Group	(f)(g)	Transportation	SF	+	5.0%			0.8%	04/31	721	717	729
PSC Group	(h)	Transportation	SF	+	5.3%			0.8%	04/30	67	67	67
PSC Group	(h)	Transportation	SF	+	5.0%			0.8%	04/31	73	73	74
PSKW LLC (dba ConnectiveRx)	(f)(g)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	23,953	23,958	23,953
Radwell International LLC	(f)	Capital Goods	SF	+	5.5%			0.8%	04/29	5,035	5,035	5,086
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	700	700	700
Railpros Inc	(h)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	215	215	215
Railpros Inc	(h)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/32	108	108	108
Resa Power LLC	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	12,142	12,100	12,209
Resa Power LLC	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	3,404	3,392	3,423
Resa Power LLC	(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	1,688	1,688	1,688
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	298	298	298
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	54	54	54
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	3,692	3,692	3,692
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	353	353	353
Revere Superior Holdings Inc	(h)	Software & Services	SF	+	5.0%			1.0%	10/29	203	203	203
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	6,213	6,157	6,275
Rialto Capital Management LLC	(h)	Financial Services	SF	+	5.0%			0.8%	12/30	232	232	232
Rockefeller Capital Management LP	(f)	Financial Services	SF	+	4.8%			0.5%	04/31	3,308	3,290	3,308
Rockefeller Capital Management LP	(h)	Financial Services	SF	+	4.8%			0.5%	04/31	1,390	1,390	1,390
RxBenefits Inc	(e)(f)(i)	Health Care Equipment & Services	SF	+	4.5%			0.8%	12/27	982	970	988
Service Express Inc	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	12,670	12,617	12,797
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/31	2,263	2,263	2,285
Service Express Inc	(h)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/31	1,651	1,646	1,651
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	5,207	4,987	5,030
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	514	514	514
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	19,839	19,789	19,789
Sphera Solutions Inc	(h)	Software & Services	SF	+	4.5%			0.5%	09/32	2,186	2,186	2,186
Sphera Solutions Inc	(h)	Software & Services	SF	+	4.5%			0.5%	09/32	4,049	4,049	4,039
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	7,971	7,971	8,047
Spins LLC	(h)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	772
Spotless Brands LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	07/28	23,880	23,880	24,117
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	$328	$328	$328
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,468	4,468	4,512
Spotless Brands LLC	(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	492	492	492
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,702	1,685	1,719
STV Group Inc	(h)	Capital Goods	SF	+	4.8%			0.8%	03/30	346	344	346
STV Group Inc	(h)	Capital Goods	SF	+	4.8%			0.8%	03/31	494	492	499
SureScripts LLC	(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	17,102	16,958	17,271
SureScripts LLC	(h)	Health Care Equipment & Services	SF	+	4.0%			0.8%	11/31	3,438	3,440	3,438
Trackunit ApS	(f)(j)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	6,843	6,744	6,790
Trackunit ApS	(h)(j)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	4,562	4,529	4,527
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	123	122	122
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	5,004	4,963	4,985
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	491	491	489
Turnpoint Services Inc	(h)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	981	981	977
USIC Holdings Inc	(f)(g)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	24,299	24,196	24,785
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,058	1,050	1,058
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	764	764	779
USIC Holdings Inc	(h)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,977	1,977	1,977
Veriforce LLC	(f)(j)	Software & Services	SF	+	4.8%			0.8%	11/31	4,597	4,576	4,597
Veriforce LLC	(f)(j)	Software & Services	SA	+	4.8%			0.8%	11/31	£1,683	2,109	2,263
Veriforce LLC	(h)(j)	Software & Services	SF	+	5.0%			0.8%	11/31	$468	468	468
Veriforce LLC	(h)(j)	Software & Services	SF	+	5.0%			0.8%	11/31	585	585	585
Veriforce LLC	(h)(j)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	12,450	12,419	12,450
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	6,615	6,585	6,615
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%			0.5%	01/32	276	276	276
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,763	2,763	2,763
Vermont Information Processing Inc	(h)	Software & Services	SF	+	4.8%			0.5%	01/32	553	553	553
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	17,815	17,812	17,815
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	443	443	443
VetCor Professional Practices LLC	(h)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	113	113	113
Vitu	(f)(g)	Software & Services	SF	+	4.5%			0.8%	01/32	16,040	15,986	16,360
Vitu	(h)	Software & Services	SF	+	4.5%			0.8%	01/31	2,613	2,613	2,613
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	4.5%			1.0%	10/28	4,630	4,630	4,642
Wealth Enhancement Group LLC	(f)	Financial Services	SF	+	4.5%			1.0%	10/28	2,067	2,067	2,072
Wealth Enhancement Group LLC	(h)	Financial Services	SF	+	4.5%			1.0%	10/28	999	999	1,002
Wealth Enhancement Group LLC	(h)	Financial Services	SF	+	4.5%			1.0%	10/28	298	298	298
Wedgewood Weddings	(g)	Consumer Services	SF	+	4.8%			0.8%	06/32	14,468	14,399	14,457
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Wedgewood Weddings	(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	$2,894	$2,879	$2,891
Wedgewood Weddings	(h)	Consumer Services	SF	+	4.8%			0.8%	06/32	2,894	2,894	2,892
West Star Aviation Inc	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,301	16,243	16,366
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	456	456	456
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	3,420	3,407	3,433
West Star Aviation Inc	(h)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,824	1,824	1,824
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	323	323	323
Woolpert Inc	(g)	Capital Goods	SF	+	4.5%			1.0%	04/32	19,488	19,488	19,488
Woolpert Inc	(h)	Capital Goods	SF	+	4.5%			1.0%	04/31	2,164	2,164	2,164
Woolpert Inc	(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	4,976	4,976	4,926
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,934	3,934	3,934
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	256	256	256
Xylem Kendall	(h)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,532	3,532	3,532
Xylem Kendall	(h)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	345	345	345
Total Senior Secured Loans—First Lien											1,067,523	1,074,582
Unfunded Loan Commitments											(192,889)	(192,889)
Net Senior Secured Loans—First Lien											874,634	881,693

Asset Based Finance—30.6%
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$918	918	933
CAFL 2024-RTL1 Issuer LLC, ABS	(e)(f)(j)	Real Estate Management & Development			10.2%				11/31	$1,500	1,500	1,541
Discover Financial Services, ABF Equity	(f)(j)(l)	Financial Services								1,292,684	1,293	1,314
Discover Financial Services, Subordinated Loan	(f)(j)(l)	Financial Services			15.0%				09/34	$2,369	2,369	2,369
EFMT 2024-INV1, ABS	(e)(f)(j)	Real Estate Management & Development			7.5%				03/69	$3,828	3,651	3,810
EW Scripps Co/The, Revolver	(f)(j)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$7,119	7,119	7,164
EW Scripps Co/The, Revolver	(h)(j)	Media & Entertainment	SF	+	5.5%			0.8%	03/28	$4,825	4,825	4,856
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.0%				02/40	$2,700	2,655	2,713
FIGRE Trust 2024-HE3, ABS	(e)(f)(j)	Real Estate Management & Development			9.3%				07/54	$1,148	1,153	1,224
Florida Food Products LLC, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,022	4,022	4,022
Florida Food Products LLC, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$788	788	788
Fortna Group Inc, Revolver	(f)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$14,041	14,041	14,041
Fortna Group Inc, Revolver	(h)(j)	Capital Goods	SF	+	4.8%			0.8%	06/29	$2,036	2,036	2,036
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, ABF Equity	(f)(j)(k)	Financial Services							1,361,129	$1,361	$2,174
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK		12/32	$2,397	2,397	2,397
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%	PIK		02/33	$1,398	1,398	1,398
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%			05/33	$841	841	841
Global Lending Services LLC, Bond	(f)(j)	Financial Services			12.5%			08/33	$809	809	809
Harley-Davidson Financial Services Inc, ABF Equity	(f)(j)	Financial Services							5,683,663	5,684	5,684
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development			7.6%			08/59	$1,167	1,109	1,163
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(j)	Real Estate Management & Development			9.1%			09/39	$4,726	4,726	4,721
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(j)	Financial Services			8.0%			07/56	£2,942	3,661	4,025
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(j)	Financial Services			8.0%			07/58	£8,776	10,920	11,891
IQUW UK Ltd, Bond	(f)(j)	Insurance			8.8%			03/35	$3,643	3,643	3,709
John Wood Group PLC, Revolver	(f)(j)	Capital Goods	SF	+	5.5%		0.8%	10/28	$10,800	10,800	10,800
John Wood Group PLC, Revolver	(h)(j)	Capital Goods	SF	+	5.5%		0.8%	10/28	$16,200	16,200	16,200
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(j)	Financial Services			6.8%			08/42	$865	1,280	1,317
LHOME Mortgage Trust 2024-RTL4, ABS	(e)(f)(j)	Real Estate Management & Development			9.3%			07/39	$4,507	4,507	4,581
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(j)	Real Estate Management & Development			6.9%			08/40	$475	475	478
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(j)	Real Estate Management & Development			8.7%			08/40	$339	339	341
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(j)	Real Estate Management & Development			6.4%			09/70	$1,972	1,945	1,945
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(j)	Real Estate Management & Development			7.1%			09/70	$3,406	3,242	3,242
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(j)	Real Estate Management & Development			1.9%			09/70	$71,712	4,238	4,238
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(j)	Real Estate Management & Development			0.3%			09/70	$71,712	468	468
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%			03/70	$1,280	1,182	1,264
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			0.3%			03/70	$49,039	326	315
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			7.3%			03/70	$1,153	1,095	1,170
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development			1.2%			03/70	$49,039	1,534	1,468
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(j)	Real Estate Management & Development	7.3%				03/70	$845	$722	$800
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development	6.6%				07/70	$1,542	1,521	1,526
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development	7.2%				07/70	$2,800	2,671	2,682
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development	1.8%				07/70	$80,883	3,487	3,616
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development	0.3%				07/70	$80,883	513	519
Newday Group Jersey Ltd, ABF Equity	(f)(j)(k)	Financial Services						17,385,649	23,207	23,382
Norway_France, ABF Equity	(f)(j)	Financial Services						490,204	545	576
Opendoor Labs Inc, Structured Mezzanine	(f)(j)	Real Estate Management & Development	12.5%				02/29	$4,955	4,955	4,958
Opendoor Labs Inc, Structured Mezzanine	(h)(j)	Real Estate Management & Development	12.5%				02/29	$2,478	2,478	2,479
Philippine Airlines 777, Term Loan	(f)(j)	Transportation	6.5%				10/27	$3,285	3,285	3,304
Philippine Airlines 777, Term Loan	(f)(j)	Transportation	6.5%				12/27	$3,285	3,285	3,304
Philippine Airlines 777, Term Loan	(h)(j)	Transportation	6.5%				10/27	$1,887	1,887	1,898
Philippine Airlines 777, Term Loan	(h)(j)	Transportation	6.5%				12/27	$1,887	1,887	1,898
Powin Energy Corp/NV, Warrants	(k)	Capital Goods						516,840	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(g)(j)	Equity Real Estate Investment Trusts (REITs)	8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$5,176	5,072	5,176
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development	3.4%				07/41	$1,875	1,532	1,700
PRPM 2024-RCF4 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%				07/54	$1,688	1,385	1,547
PRPM 2024-RCF5 LLC, ABS	(e)(f)(j)	Real Estate Management & Development	4.0%				08/54	$2,250	1,894	2,055
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development	10.2%				11/29	$1,974	1,974	1,990
Rosemawr Management LLC, ABS	(f)	Utilities	5.0%				08/54	$615	553	559
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities	7.3%				08/54	$300	270	273
Santander Consumer Bank AS, ABF Equity	(f)(j)(k)	Banks						131,389,000	13,174	13,164
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development	1.5%				01/65	$44,673	1,457	1,845
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development	0.4%				01/65	$44,673	347	317
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development	7.3%				01/65	$801	781	739
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			7.3%				01/65	$777	$752	$744
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			7.1%				07/65	$6,091	5,888	5,963
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			1.5%				07/65	$80,100	2,862	3,033
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			0.4%				07/65	$80,100	608	663
Slate Venture Holdings LP, ABF Equity	(f)(j)	Consumer Durables & Apparel								3,313,819	3,314	4,353
Slate Venture Holdings LP, Term Loan	(f)(j)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,979	2,979	2,979
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(f)(j)	Materials	SF	+	4.8%			1.0%	01/28	$14,114	14,027	14,247
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(h)(j)	Materials	SF	+	4.8%			1.0%	01/28	$1,008	1,008	1,018
Tropicana Products Inc, Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$16,040	16,040	16,071
Tropicana Products Inc, Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$574	574	575
Unison Trust 2025-1, ABS	(e)(f)(j)	Real Estate Management & Development			6.0%				07/55	$10,387	9,549	9,695
Vietjet Aviation JSC, Term Loan	(f)(j)	Transportation			9.4%				03/37	$5,886	5,886	5,901
Vietjet Aviation JSC, Term Loan	(h)(j)	Transportation			9.4%				03/37	$6,098	6,098	6,114
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			8.0%				03/30	$585	585	591
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.5%				03/30	$1,422	1,405	1,424
Total Asset Based Finance											281,007	287,128
Unfunded Commitments											(37,781)	(37,781)
Net Asset Based Finance											243,226	249,347
TOTAL INVESTMENTS—138.8%											$1,117,860	$1,131,040
LIABILITIES IN EXCESS OF OTHER ASSETS—(38.8)%												(316,111)
NET ASSETS—100.0%												$814,929
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in thousands, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2025	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	$546	$584	$(38)
EUR	2/19/27	Goldman Sachs Bank USA		€799	Sold	911	958	(47)
GBP	6/1/26	Goldman Sachs Bank USA		£974	Sold	1,320	1,308	12
GBP	11/30/27	Goldman Sachs Bank USA		£1,700	Sold	2,138	2,267	(129)
GBP	3/29/29	Goldman Sachs Bank USA		£550	Sold	725	729	(4)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	131,389	Sold	13,111	13,060	51
Total						$18,751	$18,906	$(155)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2025, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.98%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.97% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.03%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(i)Position or portion thereof unsettled as of September 30, 2025.
(j)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, 75.0% of the Company’s total assets represented qualifying assets.
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$1,621	$—	$(275)	$—	$(32)	$1,314	$—	$—	$—	$256
Discover Financial Services, Subordinated Loan	2,912	—	(543)	—	—	2,369	293	—	—	—
Total	$4,533	$—	$(818)	$—	$(32)	$3,683	$293	$—	$—	$256
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
As of September 30, 2025
(in thousands, except share amounts)

(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2025.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
As of September 30, 2025 and December 31, 2024, the Adviser has paid $3,253 and $2,533, respectively, in organizational and offering expenses, and are subject to reimbursement as described above. The Company had no obligation to reimburse the Adviser for organizational and offering costs until the initial issuance of the Company’s Common Shares to non-affiliated investors after commencement of the monthly closings for the Company’s Private Offering.
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
The Adviser agreed to waive the Company’s base management fee and subordinated incentive fee on income through September 30, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2025 and 2024, the Company recognized $3,450 and $608, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	16,928,246	$431,949	10,184,722	$257,164
Reinvestment of Distributions	835,598	21,328	82,862	2,100
Share Repurchase Program	(85,068)	(2,128)	—	—
Net Proceeds from Share Transactions	17,678,776	$451,149	10,267,584	$259,264

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
As of September 30, 2025, the Company has issued 31,832,037 Class S shares in the Private Offering for gross proceeds of $809,004, including Class S shares issued under its distribution reinvestment plan. Of the 31,832,037 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of September 30, 2025, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2025 and 2024, the Company issued 17,763,844 and 10,267,584 Class S shares, respectively, for gross proceeds of $453,277 and $259,264, respectively, at an average price per share of $25.52 and $25.25, respectively. The gross proceeds received during the nine months ended September 30, 2025 and 2024 include reinvested shareholder distributions of $21,328 and $2,100, respectively, for which the Company issued 835,598 and 82,862 Class S shares, respectively, under its distribution reinvestment plan.
During the period from October 1, 2025 to October 31, 2025, the Company issued 2,189,933 Class S shares for gross proceeds of $56,215 at an average price per share of $25.67. The gross proceeds received during the period from October 1, 2025 to October 31, 2025 include reinvested shareholder distributions of $3,433 for which the Company issued 133,740 Class S shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the nine months ended September 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)
January 2, 2025	December 2, 2024	December 30, 2024	$25.40	35,149	$876
April 1, 2025	March 3, 2025	March 28, 2025	$25.52	40,401	1,012
July 1, 2025	June 2, 2025	June 30, 2025	$25.55	9,518	240
Total				85,068	$2,128
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On September 2, 2025, the Company commenced a tender offer pursuant to which it offered to repurchase up to 1,284,229 Common Shares tendered prior to the offer expiring on September 30, 2025. During the period from October 1, 2025 to October 31, 2025, the Company repurchased 185,152 Common Shares that were validly tendered by shareholders at a purchase price of $25.67 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $4,740.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, commencing on and after the BDC Election Date, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser agreed to waive the base management fee and the subordinated incentive fee on income under the Advisory Agreement through September 30, 2025.
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan, as applicable, during the three and nine months ended September 30, 2025 and 2024:

Related Party			Three Months Ended September 30,		Nine Months Ended September 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$2,289	$649	$5,376	$960
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$657	$111	$1,146	$138
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$2,273	$727	$5,696	$1,067
The Adviser	Administration agreement	Administrative Services Expenses(4)	$697	$267	$1,378	$447
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of September 30, 2025, no management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2025 and 2024, the Company accrued capital gains incentive fees of $1,146 and $138, respectively, based on the performance of its portfolio. As of September 30, 2025, the Company had accrued $1,365 of capital gains incentive fees payable, of which $1,809 was based on unrealized appreciation and $(444) was based on realized gains net of unrealized depreciation. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of September 30, 2025, no subordinated incentive fees on income were payable to the Adviser.
(4)During the nine months ended September 30, 2025 and 2024, $1,230 and $405, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $130 and $42 for the nine months ended September 30, 2025 and 2024, respectively. The Company paid $832 and $189 in administrative services expenses to the Adviser during the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2025, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of September 30, 2025, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of September 30, 2025:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
June 30, 2025	—	June 30, 2028
September 30, 2025	—	September 30, 2028
Total	$3,110
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.20
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.20
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.20
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.20
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.20
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.20
Total				$1.88

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
Total				$0.96
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	43,680	100%	7,857	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$43,680	100%	$7,857	100%
________________
(1)During the nine months ended September 30, 2025 and 2024, 96.0% and 97.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.7% and 0.8%, respectively, was attributable to non-cash accretion of discount and 3.3% and 2.1%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $14,676 and $2,600, respectively. As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $2,732 and $880, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,117,511 and $440,290 as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $13,529 and $1,589 as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $23.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$874,634	$881,693	78.0%	$384,043	$385,040	87.1%
Asset Based Finance	243,226	249,347	22.0%	56,158	56,839	12.9%
Total	$1,117,860	$1,131,040	100.0%	$440,201	$441,879	100.0%
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
As of September 30, 2025, the Company did not hold investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2025, the Company held investments in one portfolio company of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnote (l) to the unaudited consolidated schedule of investments as of September 30, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $230,470 and unfunded equity/other commitments of $20,587. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $88,491 and unfunded equity/other commitments of $8,755. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$13,164	1.2%	$—	—
Capital Goods	159,649	14.1%	30,967	7.0%
Commercial & Professional Services	99,721	8.8%	66,472	15.0%
Consumer Durables & Apparel	7,332	0.6%	5,645	1.3%
Consumer Services	87,837	7.8%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	5,176	0.5%	6,203	1.4%
Financial Services	109,494	9.7%	40,738	9.2%
Food, Beverage & Tobacco	20,094	1.8%	—	—
Health Care Equipment & Services	138,489	12.2%	87,245	19.8%
Insurance	79,718	7.0%	61,906	14.0%
Materials	29,050	2.6%	18,997	4.3%
Media & Entertainment	7,195	0.6%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	12,591	1.1%	—	—
Real Estate Management & Development	81,090	7.2%	23,491	5.3%
Software & Services	243,428	21.5%	39,704	9.0%
Technology Hardware & Equipment	1,318	0.1%	1,320	0.3%
Transportation	34,862	3.1%	11,607	2.6%
Utilities	832	0.1%	947	0.2%
Total	$1,131,040	100.0%	$441,879	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of September 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	September 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$63	$141
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(218)	—
Total		$(155)	$141
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2025 and 2024 are in the following locations in the unaudited consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(122)	$8
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(296)	(67)
Total		$(418)	$(59)

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$63	$(63)	$—	$—	$—
Total	$63	$(63)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(218)	$63	$—	$—	$(155)
Total	$(218)	$63	$—	$—	$(155)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$141	$—	$—	$—	$141
Total	$141	$—	$—	$—	$141
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
The average notional balance of foreign currency forward contracts during the nine months ended September 30, 2025 and 2024 were $6,293 and $2,597, respectively.

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
As of September 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	147,242	23,491
Level 3—Significant unobservable inputs	983,798	418,388
	$1,131,040	$441,879
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2025 and December 31, 2024.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	248	155	403
Net realized gain (loss)	(255)	(198)	(453)
Net change in unrealized appreciation (depreciation)	5,276	3,789	9,065
Purchases	460,142	163,897	624,039
Paid-in-kind interest	1,180	489	1,669
Sales and repayments	(44,694)	(24,619)	(69,313)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$806,937	$176,861	$983,798
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,432	$3,789	$9,221

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$—	$—	$—
Accretion of discount (amortization of premium)	44	28	72
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	340	527	867
Purchases	239,809	24,624	264,433
Paid-in-kind interest	28	158	186
Sales and repayments	(5,897)	(2,400)	(8,297)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$234,324	$22,937	$257,261
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$340	$527	$867
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at September 30, 2025 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$752,838	Discounted Cash Flow	Discount Rate	7.1% - 12.0% (8.6%)	Decrease
	54,099	Cost(2)
Asset Based Finance	112,854	Discounted Cash Flow	Discount Rate	4.7% - 16.6% (9.6%)	Decrease
	53,030	Cost(2)
	10,977	Other(3)
Total	$983,798

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

Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $344,600. As of September 30, 2025, the Company’s asset coverage was 336%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025 and June 30, 2025, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2025 are discussed below.

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$94,600	(3)	$130,400	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	250,000		150,000	September 19, 2030
Total			$344,600		$280,400
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €7,750 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025. Pounds sterling balance outstanding of £33,850 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by both the currency advanced and certain classifications of the assets financed by the advances. During the reinvestment period, the applicable margin can range from 1.95% to 2.15%; following the reinvestment period, each applicable margin increases by 0.50%.

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
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by the currency advanced. During the reinvestment period, the applicable margin can range from 1.75% to 2.70%; following the reinvestment period, each applicable margin increases by 0.50%.
For the nine months ended September 30, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$2,650	$284	$2,934	$48	$48	$96
K-FITS Eiffel-1 Credit Facility	7,288	316	7,604	—	—	—
Total	$9,938	$600	$10,538	$48	$48	$96
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $188,677 and 7.02%, respectively. As of September 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.53%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $0 and 0.38%, respectively. As of September 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 0.38%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2025.
K-FITS Eiffel-1 Credit Facility
On September 19, 2025, the Company and K-FITS Finance Eiffel-1 LLC, or Eiffel, entered into that certain First Amendment to Revolving Credit and Security Agreement, or the First Amendment, by and among Eiffel, as Borrower, the lenders and issuing banks party thereto, BNP Paribas, as Administrative Agent, and the Company, as Equityholder and Servicer.
The First Amendment provides for, among other things, (i) a maximum facility amount increase from $250,000 to $400,000, (ii) a reinvestment period extension from December 23, 2027 to September 19, 2028, (iii) a final maturity date extension from December 24, 2029 to September 19, 2030, (iv) a modification of the applicable margin for (1) USD advances to 1.95% per annum, (2) GBP, EUR and CAD advances to 2.05% per annum and (3) AUD and NZD advances to 2.15% per annum, in each case increasing by 0.50% per annum after the reinvestment period, and (v) a modification of the non-usage fee to a range between 0.15% per annum to 0.85% per annum depending on the percentage of the unused facility amount.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
Senior Secured Revolving Credit Facility
On August 8, 2025, the Company entered into the First Amendment to Senior Secured Revolving Credit Facility, or First Amendment, amending that certain Senior Secured Revolving Credit Facility, dated as of July 2, 2024, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The First Amendment provides for, among other things, modification of the accordion provision to permit increases to the total facility amount to an amount of up to $750,000.
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
During the nine months ended September 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $42,296 from the Financing Provider. As of September 30, 2025, none of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2025 through November 7, 2025, there were no investments purchased by the Company from the Financing Provider.
As of September 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$1,007
AGS Health LLC	357
A-Lign Assurance LLC	1,964
A-Lign Assurance LLC	938
Arcfield Acquisition Corp	1,175
Area Wide Protective Inc	2,366
Avetta LLC	501
Avetta LLC	236
Avetta LLC	1,032

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Bonterra LLC	$3,312
Bonterra LLC	2,829
Cadence Education LLC	353
Cadence Education LLC	264
Cambrex Corp	1,615
Cambrex Corp	1,846
Cambrex Corp	5,935
Carrier Fire Protection	357
Carrier Fire Protection	414
Carrier Fire Protection	53
Circana Group (f.k.a. NPD Group)	790
Clarience Technologies LLC	1,738
Clarience Technologies LLC	3,852
Clarience Technologies LLC	626
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	1,764
ClubCorp Club Operations Inc	1,268
ClubCorp Club Operations Inc	761
Community Brands Inc	814
Community Brands Inc	1,430
CSafe Global	144
Dental365 LLC	1,961
Dental365 LLC	3,093
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	757
Eagle Railcar Services Roscoe Inc	2,209
Eagle Railcar Services Roscoe Inc	1,988
Flexera Software LLC	1,530
Follett Software Co	1,018
Frontline Road Safety LLC	2,487
Frontline Road Safety LLC	350
Galway Partners Holdings LLC	724
Homrich & Berg Inc	642
Horizon CTS Buyer LLC	2,532
Horizon CTS Buyer LLC	2,153
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	2,584
Insightsoftware.Com Inc	148
Integrity Marketing Group LLC	5
Integrity Marketing Group LLC	4
J S Held LLC	1,357
J S Held LLC	2,268
Keystone Agency Partners LLC	4,072
Keystone Agency Partners LLC	1,810
Learning Experience Corp/The	685
Legends Hospitality LLC	1,602
Legends Hospitality LLC	338
MAI Capital Management LLC	1,687
MAI Capital Management LLC	1,346
MAI Capital Management LLC	3,706

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Med-Metrix	$6,198
Med-Metrix	2,637
Mercer Advisors Inc	1,052
Model N Inc	2,354
Model N Inc	1,256
NeoGov Newt Holdco Inc	340
NeoGov Newt Holdco Inc	756
NeoGov Newt Holdco Inc	1,512
Netsmart Technologies Inc	2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	400
OEConnection LLC	1,607
PCI Pharma Services	3,457
PCI Pharma Services	679
PCI Pharma Services	123
PSC Group	67
PSC Group	73
Railpros Inc	215
Railpros Inc	108
Resa Power LLC	3,392
Resa Power LLC	1,688
Revere Superior Holdings Inc	353
Revere Superior Holdings Inc	203
Rialto Capital Management LLC	232
Rockefeller Capital Management LP	1,390
Service Express Inc	2,263
Service Express Inc	1,646
Sphera Solutions Inc	2,186
Sphera Solutions Inc	4,049
Spins LLC	772
Spotless Brands LLC	492
STV Group Inc	344
STV Group Inc	492
SureScripts LLC	3,440
Trackunit ApS	4,529
Turnpoint Services Inc	491
Turnpoint Services Inc	981
USIC Holdings Inc	764
USIC Holdings Inc	1,977
Veriforce LLC	468
Veriforce LLC	585
Veriforce LLC	12,419
Vermont Information Processing Inc	2,763
Vermont Information Processing Inc	553
VetCor Professional Practices LLC	113
Vitu	2,613
Wealth Enhancement Group LLC	999
Wealth Enhancement Group LLC	298
Wedgewood Weddings	2,879
Wedgewood Weddings	2,894
West Star Aviation Inc	3,407

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
West Star Aviation Inc	$1,824
Woolpert Inc	2,164
Woolpert Inc	4,976
Xylem Kendall	3,532
Xylem Kendall	345
Asset Based Finance
EW Scripps Co/The, Revolver	4,825
Florida Food Products LLC, Revolver	788
Fortna Group Inc, Revolver	2,036
John Wood Group PLC, Revolver	16,200
Opendoor Labs Inc, Structured Mezzanine	2,478
Philippine Airlines 777, Term Loan	1,887
Philippine Airlines 777, Term Loan	1,887
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	1,008
Tropicana Products Inc, Revolver	574
Vietjet Aviation JSC, Term Loan	6,098
Total	$230,470
Unfunded Equity/Other commitments	$20,587
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2025, the Company’s debt commitments are comprised of $96,626 revolving credit facilities and $133,844 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $398. The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2025 and December 31, 2024.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data:
Net asset value, beginning of period	$25.40	$25.00
Results of operations
Net investment income (loss)(1)	1.75	1.89
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	0.40	(0.56)
Net increase (decrease) in net assets resulting from operations	2.15	1.33
Shareholder distributions(3)
Distributions from net investment income	(1.88)	(0.96)
Net decrease in net assets resulting from shareholder distributions	(1.88)	(0.96)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$25.67	$25.37
Shares outstanding, end of period	31,746,969	10,267,624
Total return based on net asset value(5)	8.75%	5.32%
Ratio/Supplemental Data:
Net assets, end of period	$814,929	$260,450
Ratio of net investment income to average net assets(6)	9.20%	9.92%
Ratio of total operating expenses to average net assets(6)	6.59%	4.50%
Ratio of waived expenses to average net assets(6)	(2.67)%	(3.63)%
Ratio of net operating expenses to average net assets(6)	3.92%	0.87%
Portfolio turnover(7)	12.29%	6.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$344,600	$—
Asset coverage per unit(8)	3.36	—
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2025 and 2024 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Ratio of accrued capital gains incentive fees to average net assets	0.19%	0.12%
Ratio of interest expense to average net assets	2.35%	0.11%
(7)Portfolio turnover for the nine months ended September 30, 2025 and 2024 are not annualized.
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
Note 13. Subsequent Events
Distributions
On October 8, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about November 25, 2025 to shareholders of record as of the close of business on October 31, 2025. Additionally, on October 30, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about December 29, 2025 to shareholders of record as of the close of business on November 28, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2025, the Company issued and sold 2,056,193 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2025) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $52,782.
On November 3, 2025, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $42,696. The final number of Common Shares issued as of November 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2025.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. We had no obligation to reimburse the Adviser for such advanced expenses until the initial issuance of Common Shares to non-affiliated investors after commencement of the monthly closings for the Private Offering, which commenced on March 28, 2024. As of September 30, 2025, we had incurred organizational and offering expenses of $760 and $2,493, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Adviser has agreed to pay $895 and $2,215, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(2)
Base Management Fee(3)	1.25%
Incentive fees payable under our investment advisory agreement(4)	—
Interest payments on borrowed funds(5)	4.17%
Distribution/Servicing Fees(6)	0.85%
Organizational and offering costs(7)	—
Other expenses(8)	0.49%
Total annual expenses	6.76%
Waiver of management and subordinated income incentive fees(3)	—
Net annual expenses	6.76%
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

(2)Amount assumes that we sell $646.0 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $626.6 million, resulting in estimated average net assets of $1,128.2 million based on current asset levels. That amount also assumes that we borrow funds of approximately 64% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $646.0 million worth of Class S shares during the following twelve months.
(3)The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our average monthly net assets during such period. The Adviser agreed to waive the Base Management Fee and subordinated income incentive fee through September 30, 2025.
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
(5)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of September 30, 2025. At September 30, 2025, the weighted average effective interest rate for total outstanding debt was 6.53%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 64% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$950	$2,216	$3,437	$6,308
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,008	$2,373	$3,674	$6,665
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2025:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2025	September 30, 2025
Purchases	$305,320	$770,686
Sales and Repayments	(49,920)	(95,097)
Net Portfolio Activity	$255,400	$675,589

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025				September 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$201,549	66%	$42,729	86%	$558,603	72%	$69,850	73%
Asset Based Finance	103,771	34%	7,191	14%	212,083	28%	25,247	27%
Total	$305,320	100%	$49,920	100%	$770,686	100%	$95,097	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$874,634	$881,693	78.0%	$384,043	$385,040	87.1%
Asset Based Finance	243,226	249,347	22.0%	56,158	56,839	12.9%
Total	$1,117,860	$1,131,040	100.0%	$440,201	$441,879	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Number of Portfolio Companies	123	65
% of Direct Originations in Investment Portfolio	100.0%	100.0%
% Variable Rate Debt Investments (based on fair value)(1)	89.1%	93.8%
% Fixed Rate Debt Investments (based on fair value)(1)	6.5%	4.7%
% Other Income Producing Investments (based on fair value)(2)	1.0%	0.9%
% Non-Income Producing Investments (based on fair value)	3.4%	0.6%
Weighted Average Annual Yield on Accruing Debt Investments(1)(3)	9.3%	9.7%
Weighted Average Annual Yield on All Debt Investments(4)	9.3%	9.7%
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
(3)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.

(4)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
For the nine months ended September 30, 2025, our total return based on NAV was 8.75%. For the year ended December 31, 2024, our total return based on NAV was 8.16%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Banks	$13,164	1.2%	$—	—
Capital Goods	159,649	14.1%	30,967	7.0%
Commercial & Professional Services	99,721	8.8%	66,472	15.0%
Consumer Durables & Apparel	7,332	0.6%	5,645	1.3%
Consumer Services	87,837	7.8%	46,637	10.6%
Equity Real Estate Investment Trusts (REITs)	5,176	0.5%	6,203	1.4%
Financial Services	109,494	9.7%	40,738	9.2%
Food, Beverage & Tobacco	20,094	1.8%	—	—
Health Care Equipment & Services	138,489	12.2%	87,245	19.8%
Insurance	79,718	7.0%	61,906	14.0%
Materials	29,050	2.6%	18,997	4.3%
Media & Entertainment	7,195	0.6%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	12,591	1.1%	—	—
Real Estate Management & Development	81,090	7.2%	23,491	5.3%
Software & Services	243,428	21.5%	39,704	9.0%
Technology Hardware & Equipment	1,318	0.1%	1,320	0.3%
Transportation	34,862	3.1%	11,607	2.6%
Utilities	832	0.1%	947	0.2%
Total	$1,131,040	100.0%	$441,879	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,104,062	98%	$437,871	99%
2	26,978	2%	4,008	1%
3	—	—	—	—
4	—	—	—	—
Total	$1,131,040	100%	$441,879	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024
Revenues
Our investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$22,359	91.1%	$5,290	85.5%	$52,665	89.4%	$7,992	88.5%
Paid-in-kind interest income	672	2.7%	186	3.0%	1,927	3.3%	186	2.1%
Fee income	1,253	5.1%	711	11.5%	3,773	6.4%	848	9.4%
Dividend income	272	1.1%	—	—	560	0.9%	—	—
Total investment income(1)	$24,556	100.0%	$6,187	100.0%	$58,925	100.0%	$9,026	100.0%
___________
(1)Such revenues represent $23,723 and $5,939 of cash income earned as well as $833 and $248 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2025 and 2024, respectively. Such revenues represent $56,572 and $8,767 of cash income earned as well as $2,353 and $259 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK, fee and dividend income for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in yields due to the lower interest rate environment.

Expenses
Our operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$2,289	$649	$5,376	$960
Subordinated income incentive fees	2,273	727	5,696	1,067
Capital gains incentive fees	657	111	1,146	138
Interest expense	4,551	96	10,538	96
Administrative services expenses	697	267	1,378	447
Distribution/servicing fees	1,489	349	3,411	461
Share transfer agent fees	132	85	267	107
Accounting and administrative fees	108	22	259	34
Audit expense	173	100	446	198
Other expenses	713	188	1,368	296
Total operating expenses	13,082	2,594	29,885	3,804
Management and incentive fee waivers	(4,562)	(1,376)	(11,072)	(2,027)
Expense waiver	—	(662)	(895)	(1,009)
Net operating expenses	$8,520	$556	$17,918	$768
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	1.73%	1.16%	4.99%	3.41%
Ratio of expense waivers to average net assets(1)	(0.60)%	(0.91)%	(2.00)%	(2.72)%
Ratio of net operating expenses to average net assets	1.13%	0.25%	2.99%	0.69%
Ratio of net incentive fees and interest expense to average net assets(1)	0.69%	0.09%	1.95%	0.21%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.44%	0.16%	1.04%	0.48%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily due to the increase in the size of our investment portfolio, which increased the acceleration of our operational activity during the three and nine months ended September 30, 2025 and the incurrence of borrowings under the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, which increased interest expense.
Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $16,036 ($0.54 per share) and $5,631 ($0.64 per share) for the three months ended September 30, 2025 and 2024, respectively. The increase in net investment income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Our net investment income totaled $41,007 ($1.75 per share) and $8,258 ($1.89 per share) for the nine months ended September 30, 2025 and 2024, respectively. The increase in net investment income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 can primarily be attributed to the increase in interest, PIK, fee and dividend income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$24	$—	$(156)	$—
Net realized gain (loss) on foreign currency forward contracts	(71)	8	(122)	8
Net realized gain (loss) on foreign currency	(298)	(48)	(337)	(45)
Total net realized gain (loss)	$(345)	$(40)	$(615)	$(37)
______________
(1)We sold investments and received principal repayments of $12,724 and $37,196, respectively, during the three months ended September 30, 2025 and $0 and $8,126, respectively, during the three months ended September 30, 2024. We sold investments and received principal repayments of $26,420 and $68,677, respectively, during the nine months ended September 30, 2025 and $0 and $8,297, respectively, during the nine months ended September 30, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$4,903	$990	$11,502	$1,209
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	154	(67)	(296)	(67)
Net change in unrealized gain (loss) on foreign currency	549	8	(1,420)	3
Total net change in unrealized appreciation (depreciation)	$5,606	$931	$9,786	$1,145
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 and 2024 were driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025, the net increase in net assets resulting from operations was $21,297 ($0.72 per share) compared to a net increase in net assets resulting from operations of $6,522 ($0.71 per share) for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the net increase in net assets resulting from operations was $50,178 ($2.14 per share) compared to a net increase in net assets resulting from operations of $9,366 ($2.07 per share) for the nine months ended September 30, 2024.
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
As of September 30, 2025, we had $26,153 in cash and foreign currency, which we held in custodial accounts, and $280,400 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $230,470 and unfunded equity/other commitments of

$20,587. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $344,600. As of September 30, 2025, our asset coverage ratio as calculated under the 1940 Act was 336%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2025:

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$94,600	(3)	$130,400	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	250,000		150,000	September 19, 2030
Total			$344,600		$280,400
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowing in Euros and pounds sterling. Euro balance outstanding of €7,750 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025. Pounds sterling balance outstanding of £33,850 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by the currency advanced. During the reinvestment period, the applicable margin can range from 1.95% to 2.15%; following the reinvestment period, each applicable margin increases by 0.50%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.20
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.20
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.20
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.08
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.20
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.20
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.20
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.20
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.20
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.20
Total				$1.88

	For the Nine Months Ended September 30, 2024
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
June 11, 2024	Regular	June 28, 2024	July 29, 2024	$0.20
June 11, 2024	Special	June 28, 2024	July 29, 2024	0.08
July 11, 2024	Regular	July 31, 2024	August 28, 2024	0.20
July 31, 2024	Regular	August 30, 2024	September 26, 2024	0.20
September 16, 2024	Regular	September 30, 2024	October 29, 2024	0.20
September 16, 2024	Special	September 30, 2024	October 29, 2024	0.08
Total				$0.96
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On October 8, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about November 25, 2025 to shareholders of record as of the close of business on October 31, 2025. Additionally, on October 30, 2025, the Board declared a distribution of $0.20 per Common Share, payable on or about December 29, 2025 to shareholders of record as of the close of business on November 28, 2025. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On October 1, 2025, we issued and sold 2,056,193 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2025 pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $52,782.
On November 3, 2025, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $42,696. The final number of Common Shares issued as of November 3, 2025 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2025.
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
As of September 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.20% of our total assets, as compared to 96.02% of our total assets as of December 31, 2024.

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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2025.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025, we had off-balance sheet arrangements with the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
As of September 30, 2025, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the nine months ended September 30, 2025, the Company purchased investments, including unfunded commitments, with a cost of $42,296 from the Financing Provider. As of September 30, 2025, none of these purchases are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2025 through November 7, 2025, there were no investments purchased by the Company from the Financing Provider.
As of November 7, 2025, there were 25 loans with an aggregate commitment par value of $85,609, inclusive of $39,224 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 89.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 6.5% were debt investments paying fixed interest rates, 1.0% were other income producing investments and the remaining 3.4% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the specified reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(23,408)	$(8,616)	$(14,792)	(13.5)%
Down 200 basis points	(18,750)	(6,892)	(11,858)	(10.8)%
Down 150 basis points	(14,089)	(5,169)	(8,920)	(8.1)%
Down 100 basis points	(9,396)	(3,446)	(5,950)	(5.4)%
Down 50 basis points	(4,698)	(1,723)	(2,975)	(2.7)%
Up 50 basis points	4,698	1,723	2,975	2.7%
Up 100 basis points	9,396	3,446	5,950	5.4%
Up 150 basis points	14,094	5,169	8,925	8.1%
Up 200 basis points	18,791	6,892	11,899	10.8%
Up 250 basis points	23,489	8,616	14,873	13.6%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2025, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2025 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2025					Economic Hedging As of September 30, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pound Sterling		£35,361	$47,557	$49,563	$4,956		£3,201	$4,304
Euros		€8,506	9,986	10,276	1,028		€1,314	1,542
Norwegian Krone	NOK	131,471	13,174	13,164	1,316	NOK	130,329	13,060
Total			$70,717	$73,003	$7,300			$18,906
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
As of September 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $18,906, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2025, we had outstanding borrowings denominated in foreign currencies of €7,750 and £33,850 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended September 30, 2025 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2025:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
July 1, 2025	June 2, 2025	June 30, 2025	$25.55	9,518	$240
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On September 2, 2025, we commenced a tender offer, or the September 2025 Tender Offer, pursuant to which we offered to repurchase up to 1,284,229 Common Shares tendered prior to 11:59 p.m., E.T. on September 30, 2025, or the September 2025 Tender Offer Expiration Date. There were 185,152 Common Shares validly tendered by shareholders prior to the September 2025 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

3.1	Certificate of Trust (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to the Registrant's Form 10-Q filed on August 13, 2025 and incorporated herein by reference)

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

10.1
First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 8, 2025, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Previously filed as an exhibit to the Registrant's Form 10-Q filed on August 13, 2025 and incorporated herein by reference)

10.2
First Amendment to Revolving Credit and Security Agreement, dated September 19, 2025, by and among K-FITS Finance Eiffel-1 LLC, KKR FS Income Trust Select, BNP Paribas, and the financial institutions party thereto. (Previously filed as an exhibit to the Registrant's Form 8-K filed on September 19, 2025 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer