Form 10-Q
period 2026-03-31
KKR FS Income Trust Select
filed 2026-05-13
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of April 30, 2026 was 39,841,977 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,517,872 and $1,498,662, respectively)	$1,512,379	$1,513,290
Non-controlled/affiliated investments (amortized cost—$7,710 and $3,577, respectively)	7,727	3,578
Controlled/affiliated investments (amortized cost—$34,116 and $19,454, respectively)	34,265	19,500
Total investments, at fair value (amortized cost—$1,559,698 and $1,521,693, respectively)	1,554,371	1,536,368
Cash and cash equivalents(1)	31,980	32,963
Foreign currency (amortized cost—$2,155 and $576, respectively)	2,150	577
Receivable for investments sold and repaid	30,266	205
Income receivable	6,241	6,737
Unrealized appreciation on foreign currency forward contracts	47	194
Deferred financing costs	8,446	5,263
Prepaid expenses and other assets	1,648	1,220
Total assets	$1,635,149	$1,583,527

Liabilities
Payable for investments purchased	$1,055	$16,984
Debt(2)	594,791	604,062
Unrealized depreciation on foreign currency forward contracts	291	221
Shareholders’ distributions payable	7,106	6,456
Management fees payable	3,096	2,766
Subordinated income incentive fees payable(3)	2,693	836
Accrued capital gains incentive fee(3)	—	1,576
Administrative services expense payable	325	202
Distribution/servicing fees payable	701	640
Accrued accounting and administrative fees	180	149
Interest payable	6,413	5,376
Other accrued expenses and liabilities	818	642
Total liabilities	617,469	639,910
Commitments and contingencies(4)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 40,603,591 and 36,891,563 Class S shares issued and outstanding, respectively	406	369
Capital in excess of par value	1,032,799	938,087
Retained earnings (accumulated deficit)	(15,525)	5,161
Total shareholders’ equity	1,017,680	943,617
Total liabilities and shareholders’ equity	$1,635,149	$1,583,527
Net asset value per share of common shares at period end	$25.06	$25.58
_______________
(1)Includes $10,409 and $7,834 of cash equivalents invested in money market accounts as of March 31, 2026 and December 31, 2025, respectively.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.
(4)See Note 10 for a discussion of the Company’s commitments and contingencies.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$30,815	$12,165
Paid-in-kind interest income	748	684
Fee income	814	1,667
Dividend income	2,020	178
From non-controlled/affiliated investments:
Interest income	108	—
Fee income	116	—
From controlled/affiliated investments:
Interest income	247	106
Dividend income	70	82
Total investment income	34,938	14,882

Operating expenses
Management fees	3,096	1,311
Subordinated income incentive fees(1)	2,693	1,565
Capital gains incentive fees(1)	(1,576)	319
Interest expense(2)	8,732	2,364
Administrative services expense	615	356
Distribution/servicing fees	1,984	790
Share transfer agent fees	146	26
Accounting and administrative fees	187	58
Audit expense	170	136
Other general and administrative expenses	448	319
Total operating expenses	16,495	7,244
Management and incentive fee waivers	—	(2,876)
Expense waiver(3)	—	(895)
Net expenses	16,495	3,473
Net investment income	18,443	11,409

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	33	(10)
Net realized gain (loss) on foreign currency forward contracts	(0)	(4)
Net realized gain (loss) on foreign currency	(30)	(66)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(20,121)	3,209
Non-controlled/affiliated investments	16	—
Controlled/affiliated investments	103	6
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(217)	(140)
Net change in unrealized gain (loss) on foreign currency	1,885	(443)
Total net realized and unrealized gain (loss)	(18,331)	2,552
Net increase (decrease) in net assets resulting from operations	$112	$13,961

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.00	$0.81
Weighted average shares outstanding	39,570,407	17,216,719
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

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Operations
Net investment income (loss)	$18,443	$11,409
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	3	(80)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	(20,219)	3,075
Net change in unrealized gain (loss) on foreign currency	1,885	(443)
Net increase (decrease) in net assets resulting from operations	112	13,961

Shareholder distributions(1)
Distributions to common shareholders	(20,798)	(11,903)
Net decrease in net assets resulting from shareholder distributions	(20,798)	(11,903)

Capital transactions(2)
Issuance of common shares	90,208	121,867
Reinvestment of shareholder distributions	10,738	5,169
Repurchases of common shares	(6,197)	(876)
Net increase (decrease) in net assets resulting from capital share transactions	94,749	126,160
Total increase (decrease) in net assets	74,063	128,218
Net assets at beginning of period	943,617	357,282
Net assets at end of period	$1,017,680	$485,500
_______________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company’s capital share transactions.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$112	$13,961
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(126,735)	(232,977)
Paid-in-kind interest	(748)	(684)
Proceeds from sales and repayments of investments	43,664	7,685
Net realized (gain) loss on investments	(33)	10
Net change in unrealized (appreciation) depreciation on investments	20,002	(3,215)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	217	140
Net change in unrealized (gain) loss on foreign currency	(1,885)	443
Accretion of discount	(183)	(84)
Amortization of deferred financing costs	388	190
(Increase) decrease in receivable for investments sold and repaid	—	(28)
(Increase) decrease in income receivable	536	(843)
(Increase) decrease in expense support receivable	—	(895)
(Increase) decrease in prepaid expenses and other assets	(428)	(1,574)
Increase (decrease) in payable for investments purchased	—	(27,364)
Increase (decrease) in management fees payable	330	—
Increase (decrease) in subordinated income incentive fees payable	1,857	—
Increase (decrease) in accrued capital gains incentive fee	(1,576)	319
Increase (decrease) in administrative services expense payable	123	95
Increase (decrease) in distribution/servicing fees payable	61	92
Increase (decrease) in accrued accounting and administrative fees	31	28
Increase (decrease) in interest payable	1,037	1,331
Increase (decrease) in other accrued expenses and liabilities	176	310
Net cash provided by (used in) operating activities	(63,054)	(243,060)
Cash flows from financing activities
Issuance of common shares	90,208	121,867
Repurchases of common shares	(6,197)	(876)
Distributions to common shareholders	(9,410)	(5,345)
Borrowings under financing arrangements	160,547	214,957
Repayments under financing arrangements	(167,876)	(80,980)
Deferred financing costs paid	(3,571)	(3)
Net cash provided by (used in) financing activities	63,701	249,620
Effect of exchange rate changes on cash	(57)	(15)
Total increase (decrease) in cash	590	6,545
Cash, cash equivalents and foreign currency at beginning of period	33,540	10,263
Cash, cash equivalents and foreign currency at end of period	$34,130	$16,808
Supplemental disclosure
Reinvestment of shareholder distributions	$10,738	$5,169
Interest paid during the period	$7,307	$843
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—113.3%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/27	$4,071	$4,071	$4,071
Affordable Care Inc	(f)(l)(m)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/28	8,637	8,578	6,238
AGS Health LLC	(f)	Software & Services	SF	+	4.5%			0.5%	08/32	1,007	1,005	977
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	1,917	1,913	1,859
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,007	1,007	977
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	357	357	347
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	6,695	6,632	6,466
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	1,974	1,964	1,907
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%			0.8%	08/32	948	938	915
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	13,113	13,113	13,113
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,943	1,943	1,943
Area Wide Protective Inc	(f)(h)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	4,508	4,479	4,508
Area Wide Protective Inc	(i)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/30	2,366	2,366	2,366
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	6,515	6,515	5,967
Avetta LLC	(f)(g)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	4,215	4,181	4,215
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	501	501	501
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	236	236	236
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,032	1,032	1,032
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£5,066	6,458	6,626
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€2,094	2,238	2,393
BGB Group LLC	(g)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	$15,715	15,715	15,715
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,306	1,306	1,306
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,959	1,959	1,959
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	4.8%			0.8%	03/32	33,878	33,657	33,283
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	898	883	883
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	2,429	2,429	2,386
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,267	2,258	2,238
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	596	596	588
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	349
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	12,304	12,250	12,427
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	369	369	369
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,841	1,841	1,859
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/32	1,246	1,246	1,246
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$185	$185	$185
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	2,026	2,011	2,046
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	€477	512	555
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	58	62	67
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$264	264	264
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/31	414	414	418
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€7	7	7
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	$10,793	10,793	10,901
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	790	790	790
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	25,103	25,126	24,852
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	514	515	509
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	2,458	2,462	2,434
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	5,447	5,445	5,393
CLEAResult Consulting Inc	(g)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	10,543	10,455	10,648
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,669	2,656	2,696
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	1,779	1,765	1,779
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	4.8%			1.0%	07/32	11,611	11,533	11,556
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/31	1,268	1,268	1,262
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.0%			1.0%	07/32	761	761	757
Com Laude Group Ltd	(g)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	13,025	12,959	12,721
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	2,560	2,547	2,501
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,024	1,024	1,000
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	10,371	10,334	9,828
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	695	695	659
Conservice LLC	(f)	Software & Services	SF	+	4.5%			0.8%	02/33	10,296	10,271	10,142
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	1,402	1,402	1,381
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	8,936	8,937	8,936
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£952	1,204	1,256
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$237	238	237
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	482	482	482
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	11,211	11,219	11,211
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,270	5,254	5,270
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	1,963	1,961	1,963
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	1,140	1,140	1,140
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	12,668	12,617	12,672
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	1,894	1,888	1,894
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	550	550	550
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Eagle Railcar Services Roscoe Inc	(g)	Transportation	SF	+	4.5%			0.5%	06/32	$10,549	$10,525	$10,527
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,988	1,988	1,984
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			1.0%	06/32	2,209	2,209	2,204
Excelitas Technologies Corp	(h)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,318	1,329	1,302
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	22,269	22,255	21,491
Flexera Software LLC	(f)	Software & Services	E	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€6,720	7,849	7,470
Flexera Software LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	$1,806	1,807	1,743
Follett Software Co	(g)	Software & Services	SF	+	4.5%			0.5%	08/31	10,846	10,846	10,759
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	1,018	1,018	1,010
Frontline Road Safety LLC	(f)(g)(h)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	27,597	27,483	27,536
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	3,015	3,013	3,008
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	349	351	349
Galway Partners Holdings LLC	(g)	Insurance	SF	+	4.5%			0.8%	09/28	7,977	7,989	7,977
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	569	569	569
GE Digital LLC	(f)(g)	Software & Services	SF	+	4.8%			0.8%	03/33	10,290	10,239	10,238
GE Digital LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	1,826	1,826	1,826
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	4,069	4,069	3,852
Higginbotham Insurance Agency Inc	(g)	Insurance	SF	+	4.5%			1.0%	06/31	14,792	14,792	14,718
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	2,530	2,530	2,517
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	936	936	936
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.8%			0.8%	11/31	12,951	12,939	13,012
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	964	964	959
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	491	491	491
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	5,731	5,731	5,702
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	15,841	15,784	15,799
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	03/32	737	743	736
Horizon CTS Buyer LLC	(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	4,919	4,919	4,906
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	03/32	3,453	3,453	3,444
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	2,050	2,045	2,044
Inhabit IQ	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,686	4,675	4,732
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,311	1,311	1,324
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	820
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	121	121	117
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	117	117	112
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,439	2,439	2,342
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	2,378	2,378	2,282
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	106	106	101
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Integrated Power Services LLC	(g)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	$16,721	$16,653	$16,721
Integrated Power Services LLC	(f)(g)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	5,958	5,958	5,958
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/30	1,454	1,454	1,454
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	2,996	2,996	2,996
Integrity Marketing Group LLC	(f)(g)	Insurance	SF	+	5.0%			0.8%	08/28	21,637	21,688	21,637
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	4	4	4
IntraFi Network LLC	(e)(h)	Financial Services	SF	+	4.0%			0.0%	07/31	4,011	3,971	3,895
J S Held LLC	(f)	Insurance	SF	+	4.8%			1.0%	06/28	678	679	678
J S Held LLC	(f)(g)	Insurance	SF	+	4.8%			1.0%	06/28	22,683	22,684	22,683
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	678	678	678
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,744	1,744	1,744
Jeppesen Holdings LLC	(g)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.5%	10/32	12,949	12,903	12,668
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.8%			0.5%	10/32	671	671	657
Keystone Agency Partners LLC	(g)(h)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	27,116	26,991	26,981
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	5,228	5,228	5,202
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%			0.8%	08/32	2,324	2,321	2,312
Learning Experience Corp/The	(g)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,112	3,099	3,130
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	685	685	685
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	935	915	930
Legends Hospitality LLC	(f)(g)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.8%	08/31	16,446	16,075	16,363
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	846	846	841
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	9,531	9,494	9,626
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	607	604	607
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,480	2,480	2,505
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,034	1,034	1,034
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	1,214	1,214	1,226
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	18,377	18,466	18,535
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	44	44	44
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	1,050	1,050	1,050
Med-Metrix	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	14,935	14,867	14,815
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	6,165	6,165	6,116
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	2,637	2,637	2,616
Mercer Advisors Inc	(f)(h)	Financial Services	SF	+	4.5%			0.8%	10/30	10,708	10,680	10,654
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	7,715	7,715	7,676
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	15,423	15,038	15,006
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	15,463	15,320	14,558
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	$11,389	$11,351	$11,298
Model N Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	2,360	2,354	2,341
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,248
NAVEX Global Inc	(f)	Software & Services	SF		5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	8,436	8,396	8,204
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	183	183	178
NAVEX Global Inc	(i)	Software & Services	SF		5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	3,867	3,857	3,760
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	9,265	9,242	9,242
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	265	265	264
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,985	1,985	1,980
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,059	1,059	1,056
NeoGov Newt Holdco Inc	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	6,290	6,268	6,108
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	1,096	1,096	1,064
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	1,459	1,459	1,417
Netsmart Technologies Inc	(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	22,689	22,557	22,373
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	2,908	2,908	2,868
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,925
OEConnection LLC	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	8,752	8,725	8,556
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	4,231	4,231	4,136
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	1,091	1,091	1,067
Orion Services Group	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	5,341	5,305	5,290
Orion Services Group	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	1,319	1,319	1,306
PCI Pharma Services	(f)(g)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	8,889	8,859	8,800
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	12,203	12,166	12,081
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	3,523	3,523	3,487
Pike Corp	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	12,508	12,478	12,289
Pike Corp	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	2,719	2,712	2,672
Pike Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	12/32	1,813	1,813	1,781
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	15,418	15,027	11,988
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	2,797	2,771	2,775
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	394	390	391
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	221	221	219
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	378	378	375
PROS Holdings Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	4,440	4,435	4,387
PROS Holdings Inc	(i)	Software & Services	SF	+	4.8%			0.0%	12/32	515	515	509
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	58	58	58
PSC Group	(f)(g)	Transportation	SF	+	5.3%			0.8%	04/31	790	786	790
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	44	44	44
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PSKW LLC (dba ConnectiveRx)	(g)(h)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	$23,833	$23,836	$23,833
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	25,424	25,521	25,299
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	761	761	761
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	151	151	151
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	108	108	108
Resa Power LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	13,620	13,578	13,756
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	1,926	1,920	1,945
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	1,688	1,688	1,688
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	1,447	1,442	1,435
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	99	97	98
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	10,688	10,655	10,596
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	643	643	638
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	203	203	202
Rialto Capital Management LLC	(g)	Financial Services	SF	+	4.8%			0.8%	12/30	10,307	10,246	10,410
Rialto Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	12/30	511	511	511
Rockefeller Capital Management LP	(g)	Financial Services	SF	+	4.5%			0.5%	12/32	24,600	24,483	24,492
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	2,400	2,400	2,389
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	2,966	2,959	2,907
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	15	15	15
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	360	360	353
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	252	252	247
Service Express Inc	(g)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	8,409	8,409	8,355
Service Express Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	12,670	12,620	12,589
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	2,920	2,920	2,901
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	2,902	2,897	2,883
Service Logic LLC	(g)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	11,850	11,822	11,739
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	477	477	472
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	3,251	3,251	3,220
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	1,149	1,149	1,138
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	5,180	4,965	4,573
Sphera Solutions Inc	(f)(g)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	25,202	25,142	23,980
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	757	755	720
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	5,156	5,156	4,906
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	2,680	2,680	2,550
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	7,930	7,930	7,868
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	4,158	4,158	4,130
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	766
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Spotless Brands LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	07/28	$23,757	$23,757	$23,881
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,445	4,445	4,468
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	475	481	470
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	07/28	820	820	820
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	2,044	2,044	2,022
STV Group Inc	(g)	Capital Goods	SF	+	4.8%			0.8%	03/31	1,694	1,678	1,694
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/30	346	344	346
STV Group Inc	(i)	Capital Goods	SF	+	4.8%			0.8%	03/31	494	492	494
SureScripts LLC	(f)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	17,016	16,881	17,186
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,287	6,287	6,322
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	3,753	3,755	3,753
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	6,843	6,749	6,590
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	1,521	1,511	1,464
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	3,041	3,021	2,929
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	245	245	240
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/31	5,004	4,965	4,889
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	368	368	359
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	981	981	959
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	12,036	11,987	12,277
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,725	1,718	1,725
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	214	214	218
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	261	261	261
Veriforce LLC	(f)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	4,898	4,878	4,832
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.8%			0.8%	11/31	£1,675	2,099	2,178
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	$259	259	256
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	468	468	461
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	12,450	12,450	12,116
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	6,582	6,554	6,409
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,763	2,763	2,691
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	829	829	807
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	17,724	17,722	17,251
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	42	42	41
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	441	441	432
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	71	71	69
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	15,960	15,909	16,081
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	2,613	2,613	2,613
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)	Household & Personal Products	SF	+	6.3%			1.0%	11/27	$3,685	$3,685	$3,685
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	4.3%			1.0%	10/28	4,607	4,607	4,607
Wealth Enhancement Group LLC	(h)	Financial Services	SF	+	4.3%			1.0%	10/28	2,056	2,056	2,056
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	298	298	298
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	999	999	999
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	17,140	16,892	16,507
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	2,142	2,127	2,063
Wedgewood Weddings	(g)	Consumer Services	SF	+	4.5%			0.8%	06/32	14,396	14,332	14,396
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	2,894	2,879	2,894
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.5%			0.8%	06/32	2,894	2,894	2,894
West Star Aviation Inc	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,219	16,164	16,316
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	228	228	228
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,611	2,598	2,627
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	2,052	2,052	2,052
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	798	798	803
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	940	940	940
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	27,396	27,400	27,497
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	2,301	2,301	2,301
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/32	4,342	4,342	4,358
Xylem Kendall	(f)(h)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,914	3,914	3,884
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	437	437	435
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,532	3,532	3,504
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	164	164	164
Total Senior Secured Loans—First Lien											1,410,565	1,396,519
Unfunded Loan Commitments											(242,958)	(242,958)
Net Senior Secured Loans—First Lien											1,167,607	1,153,561

Asset Based Finance—39.4%
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$965	965	967
Bond Aviation Holdings LLC, ABF Equity	(f)(l)(n)	Transportation								49,341	49	66
Bond Aviation Holdings LLC, Term Loan	(f)(n)	Transportation			9.0%				10/33	$7,217	7,217	7,217
Bond Aviation Holdings LLC, Term Loan	(f)(n)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$444	444	444
Bond Aviation Holdings LLC, Term Loan	(i)(n)	Transportation			9.0%				10/33	$7,093	7,093	7,093
Bond Aviation Holdings LLC, Term Loan	(i)(n)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$3,331	3,331	3,331
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%				05/33	$5,000	5,000	4,981
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Discover Financial Services, ABF Equity	(f)(k)(o)	Financial Services						1,288,442	$1,288	$1,316
Discover Financial Services, Subordinated Loan	(f)(k)(o)	Financial Services			15.0%		09/34	$2,361	2,361	2,361
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.4%		03/69	$3,828	3,652	3,804
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	06/28	$4,022	4,022	4,022
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	06/28	$788	788	788
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%		02/40	$2,700	2,656	2,712
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%		07/54	$1,148	1,153	1,203
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%	0.8%	06/29	$15,220	15,220	15,220
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(i)(k)	Capital Goods	SF	+	4.8%	0.8%	06/29	$857	857	857
Galaxy Container, ABF Equity	(f)(l)(o)	Transportation						147,230	147	145
Galaxy Container, Bond	(f)(o)	Transportation			8.6%		01/34	$123	123	123
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services						2,034,221	2,034	2,876
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		12/32	$2,215	2,215	2,215
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		02/33	$1,398	1,398	1,398
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		05/33	$841	841	841
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		08/33	$809	809	809
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		11/33	$1,401	1,401	1,401
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%		02/34	$1,473	1,473	1,473
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services						4,634,688	4,635	4,788
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services						16,244,108	16,244	16,477
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)(l)	Financial Services						1,185,271	1,185	1,195
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%		08/59	$1,167	1,110	1,162
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development			9.1%		09/39	$4,726	4,726	4,731
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%		07/56	£2,942	3,661	4,441
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%		07/58	£8,776	10,920	12,839
IQUW UK Ltd, Bond	(f)(k)	Insurance			8.8%		03/35	$3,643	3,643	3,714
Kilter Finance 2.0, Common Stock	(f)(k)(l)(o)	Insurance						1,216,383	1,216	1,236
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
KSC I Aircraft LP, ABF Equity	(f)(k)(l)(o)	Capital Goods				21,036,381	$21,036	$21,063
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services	7.2%		08/42	$865	1,280	1,330
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	6.9%		08/40	$475	475	477
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development	8.7%		08/40	$339	339	343
MEMIC Insurance, ABS	(f)(k)	Insurance	9.0%		12/45	$5,604	5,604	5,605
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	6.4%		09/70	$1,972	1,945	1,938
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%		09/70	$3,406	3,242	3,259
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%		09/70	$69,093	3,786	3,939
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		09/70	$69,093	391	421
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,280	1,142	1,262
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		03/70	$42,107	251	226
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$1,153	1,059	1,161
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.1%		03/70	$42,107	1,360	1,050
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%		03/70	$845	696	820
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	6.6%		07/70	$1,542	1,521	1,532
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%		07/70	$2,800	2,671	2,729
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	1.8%		07/70	$70,403	2,982	2,768
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%		07/70	$70,403	402	402
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	6.6%		09/70	$1,343	1,338	1,332
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	7.0%		09/70	$2,140	1,992	2,018
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	1.8%		09/70	$78,688	3,576	3,400
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	0.3%		09/70	$78,688	442	453
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.5%				01/71	$1,819	$1,819	$1,788
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.8%				01/71	$1,084	973	972
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			0.3%				01/71	$69,513	431	441
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			1.9%				01/71	$69,513	3,795	3,953
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development			6.8%				01/71	$2,064	2,017	1,989
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services								2,607,847	3,481	4,903
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services			12.8%	PIK			08/36	£14,951	19,954	19,712
Norway_France, ABF Equity	(f)(k)	Financial Services								353,539	393	427
Octane Receivables Trust 2025-1, ABS	(f)(k)(l)	Automobiles & Components							04/33	20,378	3,601	3,852
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%				04/33	$1,609	1,608	1,631
Opendoor Labs Inc, Structured Mezzanine	(f)(h)(k)	Real Estate Management & Development			12.5%				02/29	$4,955	4,955	5,044
Opendoor Labs Inc, Structured Mezzanine	(i)(k)	Real Estate Management & Development			12.5%				02/29	$2,478	2,478	2,522
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks								21,581,000	24,988	24,874
PayPal Danube 2, ABF Equity	(f)(k)	Financial Services								8,482,171	9,856	9,807
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				10/27	$2,983	2,983	2,987
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%				12/27	$2,982	2,982	2,985
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				10/27	$1,887	1,887	1,890
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%				12/27	$1,887	1,887	1,889
Powin Energy Corp/NV, Warrants	(l)	Capital Goods								516,840	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(g)(k)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$5,176	5,109	5,176
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%				07/41	$1,875	1,474	1,720
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$546	491	509
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$247	222	230
Sallie Mae Levered, ABF Equity	(f)(k)(l)(o)	Financial Services								1,283,917	1,284	1,359
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				11/33	$2,699	2,699	2,699
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				01/34	$2,700	2,700	2,700
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				03/34	$726	726	726
Sallie Mae Levered, Bond	(f)(k)(o)	Financial Services			13.0%				03/34	$346	346	346
Sallie Mae Levered, Term Loan	(f)(k)(o)	Financial Services	SF	+	2.8%				11/32	$190	190	191
Sallie Mae Levered, Term Loan	(i)(k)(o)	Financial Services	SF	+	2.8%				11/32	$47	47	48
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Consumer Bank AS, ABF Equity	(f)(k)	Banks								116,516,560	$11,682	$12,140
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%				01/65	$40,729	1,270	1,827
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%				01/65	$40,729	258	243
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$801	781	752
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$777	753	752
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.1%				07/65	$6,091	5,889	6,003
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%				07/65	$74,508	2,540	2,423
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%				07/65	$74,508	470	542
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$7,403	7,403	7,440
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$5,427	5,427	5,454
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$7,785	7,785	7,710
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$119	119	118
SKP German Bank, ABF Equity	(f)(k)	Financial Services								975,802	1,146	1,126
Slate Venture Holdings LP, ABF Equity	(f)(l)	Consumer Durables & Apparel								3,313,819	3,314	4,192
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,453	2,453	2,453
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%			0.8%	02/29	$19,031	19,031	19,031
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	01/28	$14,114	14,043	14,255
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(i)(k)	Materials	SF	+	4.8%			1.0%	01/28	$1,008	1,008	1,018
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$20,243	20,243	20,307
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$4,697	4,697	4,712
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$9,987	9,185	9,359
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(k)	Materials	SF	+	4.8%			1.0%	04/29	$18,370	18,370	18,370
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(i)(k)	Materials	SF	+	4.8%			1.0%	04/29	$8,630	8,630	8,630
Vietjet Aviation JSC, Term Loan	(f)(h)(k)	Transportation			9.4%				03/37	$11,602	11,602	11,591
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$14,530	$14,489	$14,515
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$15,741	15,741	15,724
Total Asset Based Finance									465,112	473,831
Unfunded Commitments									(73,021)	(73,021)
Net Asset Based Finance									392,091	400,810
TOTAL INVESTMENTS—152.7%									$1,559,698	1,554,371
LIABILITIES IN EXCESS OF OTHER ASSETS—(52.7)%										(536,691)
NET ASSETS—100.0%										$1,017,680

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2026	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	$546	$566	$(20)
EUR	2/19/27	Goldman Sachs Bank USA		€799	Sold	911	930	(19)
GBP	6/1/26	Goldman Sachs Bank USA		£974	Sold	1,320	1,285	35
GBP	11/30/27	Goldman Sachs Bank USA		£1,700	Sold	2,138	2,220	(82)
GBP	3/29/29	Goldman Sachs Bank USA		£550	Sold	725	713	12
NOK	1/28/28	Goldman Sachs Bank USA	NOK	129,089	Sold	12,882	13,052	(170)
Total						$18,522	$18,766	$(244)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.68%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.85% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.08%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)Security or portion thereof held within K-FITS Finance Mount Royal LLC and is pledged as collateral supporting the amounts outstanding under the K-FITS Mount Royal Credit Facility (see Note 9).
(i)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(j)Position or portion thereof unsettled as of March 31, 2026.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, 71.0% of the Company’s total assets represented qualifying assets.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(l)Security is non-income producing.
(m)Asset is on non-accrual status.
(n)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, ABF Equity	$50	$—	$—	$—	$16	$66	$—	$—	$—	$—
Bond Aviation Holdings LLC, Term Loan	3,084	4,133	—	—	—	7,217	94	—	116	—
Bond Aviation Holdings LLC, Term Loan	444	—	—	—	—	444	14	—	—	—
Total	$3,578	$4,133	$—	$—	$16	$7,727	$108	$—	$116	$—
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(o)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$1,372	$—	$(5)	$—	$(51)	$1,316	$—	$—	$—	$70
Discover Financial Services, Subordinated Loan	2,369	—	(8)	—	—	2,361	94	—	—	—
Galaxy Container, ABF Equity	147	—	—	—	(2)	145	—	—	—	—
Galaxy Container, Bond	—	123	—	—	—	123	—	—	—	—
Kilter Finance 2.0, Common Stock	—	1,216	—	—	20	1,236	—	—	—	—
KSC I Aircraft LP, ABF Equity	12,152	8,885	—	—	26	21,063	—	—	—	—
Sallie Mae Levered, ABF Equity	680	816	(246)	—	109	1,359	—	—	—	—
Sallie Mae Levered, Bond	2,699	—	—	—	—	2,699	89	—	—	—
Sallie Mae Levered, Bond	—	2,700	—	—	—	2,700	61	—	—	—
Sallie Mae Levered, Bond	—	726	—	—	—	726	—	—	—	—
Sallie Mae Levered, Bond	—	346	—	—	—	346	—	—	—	—
Sallie Mae Levered, Term Loan	81	121	(12)	—	1	191	3	—	—	—
Total	$19,500	$14,933	$(271)	$—	$103	$34,265	$247	$—	$—	$70
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full three months ended March 31, 2026.
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

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development			1.8%				07/70	$76,741	$3,252	$3,234
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(j)	Real Estate Management & Development			0.3%				07/70	$76,741	457	472
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(j)	Financial Services			6.6%				09/70	$1,343	1,338	1,341
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(j)	Financial Services			7.0%				09/70	$2,140	1,992	2,000
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(j)	Financial Services			1.8%				09/70	$82,424	3,855	3,877
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(j)	Financial Services			0.3%				09/70	$82,424	493	502
Newday Group Jersey Ltd, ABF Equity	(f)(j)(k)	Financial Services								17,385,649	23,207	23,370
Norway_France, ABF Equity	(f)(j)	Financial Services								424,637	472	514
Octane Receivables Trust 2025-1, ABF Equity	(f)(j)(k)	Automobiles & Components								20,378	3,601	3,593
Octane Receivables Trust 2025-1, ABS	(e)(f)(j)	Automobiles & Components			7.0%				04/33	$1,609	1,608	1,637
Opendoor Labs Inc, Structured Mezzanine	(f)(j)	Real Estate Management & Development			12.5%				02/29	$4,955	4,955	5,017
Opendoor Labs Inc, Structured Mezzanine	(h)(j)	Real Estate Management & Development			12.5%				02/29	$2,478	2,478	2,509
Orange Maple 2025-2 DAC, ABF Equity	(f)(j)(k)	Banks								21,581,000	24,988	25,314
PayPal Danube 2, ABF Equity	(f)(j)(k)	Financial Services								8,166,648	9,488	9,484
Philippine Airlines 777, Term Loan	(f)(j)	Transportation			6.5%				10/27	$3,135	3,135	3,153
Philippine Airlines 777, Term Loan	(f)(j)	Transportation			6.5%				12/27	$3,135	3,135	3,154
Philippine Airlines 777, Term Loan	(h)(j)	Transportation			6.5%				10/27	$1,887	1,887	1,898
Philippine Airlines 777, Term Loan	(h)(j)	Transportation			6.5%				12/27	$1,887	1,887	1,899
Powin Energy Corp/NV, Warrants	(k)	Capital Goods								516,840	—	—
Pretium Partners LLC P1, Structured Mezzanine	(f)(g)(j)	Equity Real Estate Investment Trusts (REITs)			8.0%	(5.3% PIK	/ 5.3% PIK)		10/26	$5,176	5,097	5,176
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(j)	Real Estate Management & Development			3.4%				07/41	$1,875	1,551	1,716
Rain City Mortgage Trust 2024-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			10.2%				09/29	$1,974	1,974	1,993
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%				08/54	$615	553	571
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%				08/54	$300	270	278
Sallie Mae Levered, ABF Equity	(f)(j)(k)(m)	Financial Services								714,495	714	680
Sallie Mae Levered, Bond	(f)(j)(m)	Financial Services			13.0%				11/33	$2,699	2,699	2,699
Sallie Mae Levered, Term Loan	(f)(j)(m)	Financial Services	SF	+	2.8%				11/32	$81	81	81
Sallie Mae Levered, Term Loan	(h)(j)(m)	Financial Services	SF	+	2.8%				11/32	$156	156	156
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Consumer Bank AS, ABF Equity	(f)(j)(k)	Banks								131,389,000	$13,174	$13,450
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			1.4%				01/65	$43,289	1,414	1,861
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			0.4%				01/65	$43,289	300	281
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			7.3%				01/65	$801	781	746
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(j)	Real Estate Management & Development			7.3%				01/65	$777	753	748
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			7.1%				07/65	$6,091	5,889	6,005
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			1.5%				07/65	$78,124	2,780	2,789
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(j)	Real Estate Management & Development			0.4%				07/65	$78,124	539	616
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(i)(j)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$8,429	8,429	8,476
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(h)(i)(j)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$4,401	4,401	4,425
Setna SPV I, Term Loan	(f)(j)	Transportation			5.9%				12/31	$7,936	7,936	7,962
Setna SPV I, Term Loan	(h)(j)	Transportation			5.9%				12/31	$119	119	120
SKP German Bank, ABF Equity	(f)(j)(k)	Financial Services								1,140,684	1,340	1,341
Slate Venture Holdings LP, ABF Equity	(f)(j)	Consumer Durables & Apparel								3,313,819	3,314	3,869
Slate Venture Holdings LP, Term Loan	(f)(j)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$2,777	2,777	2,777
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(f)(j)	Materials	SF	+	4.8%			1.0%	01/28	$11,896	11,817	12,015
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(h)(j)	Materials	SF	+	4.8%			1.0%	01/28	$3,226	3,226	3,258
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$20,243	20,243	20,292
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(h)(j)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$4,697	4,697	4,708
Unison Trust 2025-1, ABS	(e)(f)(j)	Real Estate Management & Development			6.0%				07/55	$10,199	9,378	9,581
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(j)	Materials	SF	+	4.8%			1.0%	04/29	$18,370	18,370	18,370
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(h)(j)	Materials	SF	+	4.8%			1.0%	04/29	$8,630	8,630	8,630
Vietjet Aviation JSC, Term Loan	(f)(j)	Transportation			9.4%				03/37	$5,759	5,759	5,890
Vietjet Aviation JSC, Term Loan	(f)(j)	Transportation			9.4%				12/37	$6,098	6,098	6,236
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			8.0%		03/30	$585	$585	$592
Vontive Mortgage Trust 2025-RTL1, ABS	(e)(f)(j)	Real Estate Management & Development			9.5%		03/30	$1,422	1,405	1,426
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(j)	Capital Goods	SF	+	5.5%	0.8%	10/28	$12,960	12,919	12,993
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(h)(j)	Capital Goods	SF	+	5.5%	0.8%	10/28	$17,310	17,310	17,355
Total Asset Based Finance									422,573	431,543
Unfunded Commitments									(57,422)	(57,422)
Net Asset Based Finance									365,151	374,121
TOTAL INVESTMENTS—162.8%									$1,521,693	1,536,368
LIABILITIES IN EXCESS OF OTHER ASSETS—(62.8)%										(592,751)
NET ASSETS—100.0%										$943,617

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2025	Unrealized Appreciation (Depreciation)
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	$546	$579	$(33)
EUR	2/19/27	Goldman Sachs Bank USA		£799	Sold	911	952	(41)
GBP	6/1/26	Goldman Sachs Bank USA		£974	Sold	1,320	1,310	10
GBP	11/30/27	Goldman Sachs Bank USA		£1,700	Sold	2,138	2,276	(138)
GBP	3/29/29	Goldman Sachs Bank USA		£550	Sold	725	734	(9)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	131,389	Sold	13,111	12,927	184
Total						$18,751	$18,778	$(27)
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

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, ABF Equity	$1,621	$—	$(275)	$—	$26	$1,372	$—	$—	$297
Discover Financial Services, Subordinated Loan	2,912	—	(543)	—	—	2,369	387	—	—
Galaxy Container, ABF Equity	—	147	—	—	—	147	—	—	—
KSC I Aircraft LP, ABF Equity	—	12,151	—	—	1	12,152	—	—	—
Sallie Mae Levered, ABF Equity	—	714	—	—	(34)	680	—	—	—
Sallie Mae Levered, Bond	—	2,699	—	—	—	2,699	—	—	—
Sallie Mae Levered, Term Loan	—	81	—	—	—	81	1	—	—
Total	$4,533	$15,792	$(818)	$—	$(7)	$19,500	$388	$—	$297
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of March 31, 2026 and December 31, 2025, the Adviser has paid $3,655 and $3,471, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2026 and 2025, the Company recognized $597 and $1,457, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	3,534,679	$90,208	4,790,786	$121,867
Reinvestment of Distributions	421,181	10,738	203,218	5,169
Share Repurchase Program	(243,832)	(6,197)	(35,149)	(876)
Net Proceeds from Share Transactions	3,712,028	$94,749	4,958,855	$126,160
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
each, a Subscription Agreement. An investor will make a capital contribution pursuant to such Subscription Agreement and will become a common shareholder in the Company bound by the terms of the Subscription Agreement and the Company’s organizational documents.
As of March 31, 2026, the Company has issued 41,117,643 Class S shares in the Private Offering for gross proceeds of $1,046,632, including Class S shares issued under its distribution reinvestment plan. Of the 41,117,643 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of March 31, 2026, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the three months ended March 31, 2026 and 2025, the Company issued 3,955,860 and 4,994,004 Class S shares, respectively, for gross proceeds of $100,946 and $127,036, respectively, at an average price per share of $25.52 and $25.44, respectively. The gross proceeds received during the three months ended March 31, 2026 and 2025 include reinvested shareholder distributions of $10,738 and $5,169, respectively, for which the Company issued 421,181 and 203,218 Class S shares, respectively, under its distribution reinvestment plan.
During the period from April 1, 2026 to April 30, 2026, the Company issued 588,978 Class S shares for gross proceeds of $14,760 at an average price per share of $25.06. The gross proceeds received during the period from April 1, 2026 to April 30, 2026 include reinvested shareholder distributions of $3,574 for which the Company issued 142,608 Class S shares under its distribution reinvestment plan.
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the Valuation Date. If shareholders tender Common Shares in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased, or the Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. Common Shares that are issued pursuant to the distribution reinvestment plan, or DRP, and tendered will not be subject to the Early Repurchase Deduction. Common Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. Therefore, the portion of Common Shares repurchased will be deemed to have been taken from the earliest Common Shares purchased by such shareholder for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable, except that in all cases Common Shares issued pursuant to the DRP will be treated as having been repurchased first. This Early Repurchase Deduction will also generally apply to minimum account repurchases.
The Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply, in its sole discretion, the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. In addition, the Company may, in its sole discretion from time to time, waive the Early Repurchase Deduction in respect of any repurchase request arising from, or in connection with, the following circumstances (subject to the conditions described below, as applicable): arising from the death, qualifying disability or divorce of the shareholder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; submitted in connection with discretionary transfer programs (and similar

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
arrangements) as approved by the Company; and/or submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the three months ended March 31, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)
January 2, 2026	December 1, 2025	December 29, 2025	$25.58	243,832	$6,197
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On March 2, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 1,844,578 Common Shares tendered prior to the offer expiring on March 30, 2026. During the period from April 1, 2026 to April 30, 2026, the Company repurchased 1,350,592 Common Shares that were validly tendered by shareholders at a purchase price of $25.06 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $33,693.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as Future Standard), or Future Standard, and KKR Credit Advisers (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than monthly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan (as defined herein), as applicable, during the three months ended March 31, 2026 and 2025:

Related Party			Three Months Ended March 31,
	Source Agreement	Description	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$3,096	$1,311
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$(1,576)	$319
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(3)	$2,693	$1,565
The Adviser	Administration agreement	Administrative Services Expenses(4)	$615	$356
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2026, $3,096 in management fees were payable to the Adviser.
(2)During the three months ended March 31, 2026 and 2025, the Company accrued capital gains incentive fees of $(1,576) and $319, respectively, based on the performance of its portfolio. As of March 31, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated incentive fees on income accrued under the Advisory Agreement through September 30, 2025. As of March 31, 2026, $2,693 in subordinated incentive fees on income were payable to the Adviser.
(4)During the three months ended March 31, 2026 and 2025, $546 and $324, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $35 and $71 for the three months ended March 31, 2026 and 2025, respectively. The Company paid $492 and $261 in administrative services expenses to the Adviser during the three months ended March 31, 2026 and 2025, respectively.
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
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. As of March 31, 2026, no borrowings are outstanding under this arrangement.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
As of March 31, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of March 31, 2026, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of March 31, 2026, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that the reimbursement to the Adviser is not probable.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of March 31, 2026:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
June 30, 2025	—	June 30, 2028
September 30, 2025	—	September 30, 2028
December 31, 2025	1,445	December 31, 2028
March 31, 2026	—	March 31, 2029
Total	$4,555
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
Total				$0.525

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
Total				$0.680
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	20,798	100%	11,903	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$20,798	100%	$11,903	100%
________________
(1)During the three months ended March 31, 2026 and 2025, 97.4% and 95.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.4% and 0.4%, respectively, was attributable to non-cash accretion of discount and 2.2% and 4.6%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $15,513 and $17,956, respectively. As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $20,007 and $4,366, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,558,653 and $1,520,898 as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(4,282) and $15,470 as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $332.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,167,607	$1,153,561	74.2%	$1,156,542	$1,162,247	75.6%
Asset Based Finance	392,091	400,810	25.8%	365,151	374,121	24.4%
Total	$1,559,698	$1,554,371	100.0%	$1,521,693	$1,536,368	100.0%
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
As of March 31, 2026, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2026, the Company held investments in five portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (n) and (o) to the unaudited consolidated schedule of investments as of March 31, 2026.
As of December 31, 2025, the Company held investments in one portfolio company of which it was deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2025, the Company held investments in four portfolio companies of which it was deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the consolidated schedule of investments as of December 31, 2025.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $315,761 and unfunded equity/other commitments of $8,781. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $314,321 and unfunded equity/other commitments of $5,080. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,483	0.4%	$5,230	0.3%
Banks	37,014	2.4%	38,764	2.5%
Capital Goods	244,837	15.8%	242,916	15.8%
Commercial & Professional Services	115,646	7.4%	121,571	7.9%
Consumer Durables & Apparel	6,645	0.4%	6,646	0.4%
Consumer Services	88,880	5.7%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	5,176	0.3%	5,176	0.3%
Financial Services	196,600	12.7%	182,324	11.9%
Food, Beverage & Tobacco	24,344	1.6%	24,325	1.6%
Health Care Equipment & Services	165,499	10.7%	167,089	10.9%
Household & Personal Products	3,685	0.2%	3,742	0.3%
Insurance	105,527	6.8%	106,165	6.9%
Materials	45,307	2.9%	45,100	2.9%
Media & Entertainment	23,182	1.5%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,655	0.9%	12,627	0.8%
Real Estate Management & Development	73,791	4.8%	71,983	4.7%
Software & Services	340,992	21.9%	327,284	21.3%
Technology Hardware & Equipment	1,302	0.1%	1,318	0.1%
Transportation	55,067	3.5%	51,974	3.4%
Utilities	739	0.0%	849	0.1%
Total	$1,554,371	100.0%	$1,536,368	100.0%

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of March 31, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	March 31, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$47	$194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(291)	(221)
Total		$(244)	$(27)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(0)	$(4)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(217)	(140)
Total		$(217)	$(144)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$47	$(47)	$—	$—	$—
Total	$47	$(47)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(291)	$47	$—	$—	$(244)
Total	$(291)	$47	$—	$—	$(244)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$194	$(194)	$—	$—	$—
Total	$194	$(194)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(221)	$194	$—	$—	$(27)
Total	$(221)	$194	$—	$—	$(27)
________________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
The average notional balance of foreign currency forward contracts during the three months ended March 31, 2026 and 2025 were $18,694 and $4,926, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2026 (Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	123,983	145,102
Level 3—Significant unobservable inputs	1,430,388	1,391,266
	$1,554,371	$1,536,368
As of March 31, 2026 and December 31, 2025, the Company had certain cash equivalents invested in money market accounts which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2026 and December 31, 2025.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$1,089,801	$301,465	$1,391,266
Accretion of discount (amortization of premium)	100	32	132
Net realized gain (loss)	(259)	30	(229)
Net change in unrealized appreciation (depreciation)	(15,781)	298	(15,483)
Purchases	64,681	36,895	101,576
Paid-in-kind interest	456	252	708
Sales and repayments	(35,457)	(12,125)	(47,582)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$1,103,541	$326,847	$1,430,388
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(15,720)	$456	$(15,264)

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	59	35	94
Net realized gain (loss)	—	(10)	(10)
Net change in unrealized appreciation (depreciation)	2,013	875	2,888
Purchases	155,409	71,935	227,344
Paid-in-kind interest	316	368	684
Sales and repayments	(2,857)	(4,828)	(7,685)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$539,980	$101,723	$641,703
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,022	$875	$2,897

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at March 31, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,081,098	Discounted Cash Flow	Discount Rate	7.2% - 11.2% (8.6%)	Decrease
	12,205	Waterfall	EBITDA Multiple	10.5x - 14.6x (12.5x)	Increase
	10,238	Cost(2)
Asset Based Finance	255,149	Discounted Cash Flow	Discount Rate	4.6% - 92.5% (11.4%)	Decrease
	29,596	Cost(2)
	42,102	Other(3)
Total	$1,430,388

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$992,515	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	97,286	Cost(2)
Asset Based Finance	151,963	Discounted Cash Flow	Discount Rate	4.7% - 16.0% (9.2%)	Decrease
	80,653	Cost(2)
	68,849	Other(3)
Total	$1,391,266
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
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $594,791. As of March 31, 2026, the Company’s asset coverage was 271%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2026 are discussed below.

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$109,541	(3)	$215,459	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	365,250		34,750	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	120,000		280,000	February 13, 2031
Total			$594,791		$530,209
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €46,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026. British pound balance outstanding of £35,100 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by the currency advanced. During the reinvestment period, the applicable margin can range from 1.95% to 2.15%; following the reinvestment period, each applicable margin increases by 0.50%.
(5)The benchmark is determined by reference to the currency advanced and is subject to a 0% floor. During the reinvestment period, the applicable margin is 1.60%; following the reinvestment period, the applicable margin increases by 0.25%.

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
For the three months ended March 31, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$2,320	$143	$2,463	$1,008	$88	$1,096
K-FITS Eiffel-1 Credit Facility	5,138	169	5,307	1,166	102	1,268
K-FITS Mount Royal Credit Facility	886	76	962	—	—	—
Total	$8,344	$388	$8,732	$2,174	$190	$2,364
________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2026 were $585,258 and 5.70%, respectively. As of March 31, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.73%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $124,170 and 7.00%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 7.14%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2026.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
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
During the three months ended March 31, 2026, there were no investments purchased by the Company from the Financing Provider. As of March 31, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2026 through April 30, 2026, there were no investments purchased by the Company from the Financing Provider.
As of March 31, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$1,007
AGS Health LLC	357
A-Lign Assurance LLC	1,964
A-Lign Assurance LLC	938
Arcfield Acquisition Corp	1,943
Area Wide Protective Inc	2,366

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Avetta LLC	$501
Avetta LLC	236
Avetta LLC	1,032
BGB Group LLC	1,306
BGB Group LLC	1,959
Bonterra LLC	2,429
Cadence Education LLC	353
Cambrex Corp	1,246
Carrier Fire Protection	264
Carrier Fire Protection	414
Carrier Fire Protection	7
Circana Group (f.k.a. NPD Group)	790
Clarience Technologies LLC	2,462
Clarience Technologies LLC	5,445
CLEAResult Consulting Inc	2,656
CLEAResult Consulting Inc	1,765
ClubCorp Club Operations Inc	1,268
ClubCorp Club Operations Inc	761
Com Laude Group Ltd	2,547
Com Laude Group Ltd	1,024
Community Brands Inc	695
Conservice LLC	1,402
CSafe Global	482
Dental365 LLC	1,961
Dental365 LLC	1,140
DuBois Chemicals Inc	1,888
DuBois Chemicals Inc	550
Eagle Railcar Services Roscoe Inc	1,988
Eagle Railcar Services Roscoe Inc	2,209
Flexera Software LLC	1,807
Follett Software Co	1,018
Frontline Road Safety LLC	3,013
Galway Partners Holdings LLC	569
GE Digital LLC	1,826
Higginbotham Insurance Agency Inc	2,530
Homrich & Berg Inc	491
Homrich & Berg Inc	5,731
Horizon CTS Buyer LLC	3,453
Horizon CTS Buyer LLC	2,045
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	2,378
Insightsoftware.Com Inc	106
Integrated Power Services LLC	1,454
Integrated Power Services LLC	2,996
Integrity Marketing Group LLC	5
Integrity Marketing Group LLC	4
J S Held LLC	678
J S Held LLC	1,744
Jeppesen Holdings LLC	671
Keystone Agency Partners LLC	5,228

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Keystone Agency Partners LLC	$2,321
Learning Experience Corp/The	685
Legends Hospitality LLC	846
MAI Capital Management LLC	1,034
MAI Capital Management LLC	1,214
MB2 Dental Solutions LLC	1,050
Med-Metrix	6,165
Med-Metrix	2,637
Mercer Advisors Inc	7,715
Model N Inc	2,354
Model N Inc	1,256
NAVEX Global Inc	183
NAVEX Global Inc	3,857
NEFCO Corp	1,985
NEFCO Corp	1,059
NeoGov Newt Holdco Inc	1,096
NeoGov Newt Holdco Inc	1,459
Netsmart Technologies Inc	2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	4,231
OEConnection LLC	1,091
Orion Services Group	1,319
PCI Pharma Services	12,166
PCI Pharma Services	3,523
Pike Corp	2,712
Pike Corp	1,813
Premise Health Holding Corp	221
Premise Health Holding Corp	378
PROS Holdings Inc	515
PSC Group	44
Railpros Inc	151
Railpros Inc	108
Resa Power LLC	1,688
Resa Power LLC	1,920
Revere Superior Holdings Inc	643
Revere Superior Holdings Inc	203
Rialto Capital Management LLC	511
Rockefeller Capital Management LP	2,400
SAMBA Safety Inc	360
SAMBA Safety Inc	252
Service Express Inc	2,920
Service Express Inc	2,897
Service Logic LLC	3,251
Service Logic LLC	1,149
Sphera Solutions Inc	5,156
Sphera Solutions Inc	2,680
Spins LLC	772
Spotless Brands LLC	820
Spotless Brands LLC	2,044
STV Group Inc	344
STV Group Inc	492

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
SureScripts LLC	$3,755
Trackunit ApS	1,511
Trackunit ApS	3,021
Turnpoint Services Inc	368
Turnpoint Services Inc	981
USIC Holdings Inc	214
USIC Holdings Inc	261
Veriforce LLC	259
Veriforce LLC	468
Veriforce LLC	12,450
Vermont Information Processing Inc	2,763
Vermont Information Processing Inc	829
VetCor Professional Practices LLC	71
Vitu	2,613
Wealth Enhancement Group LLC	298
Wealth Enhancement Group LLC	999
WebPros Holding Sarl	2,127
Wedgewood Weddings	2,879
Wedgewood Weddings	2,894
West Star Aviation Inc	2,052
West Star Aviation Inc	798
Woolpert Inc	2,301
Woolpert Inc	4,342
Xylem Kendall	3,532
Xylem Kendall	164
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	7,093
Bond Aviation Holdings LLC, Term Loan	3,331
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	788
Fortna AR LLC (FKA Fortna Group Inc), Revolver	857
Opendoor Labs Inc, Structured Mezzanine	2,478
Philippine Airlines 777, Term Loan	1,887
Philippine Airlines 777, Term Loan	1,887
Sallie Mae Levered, Term Loan	47
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	5,427
Setna SPV I, Term Loan	119
Sotheby's, Revolver	19,031
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	1,008
TPSI Receivables LLC (Tropicana Products Inc), Revolver	4,697
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	8,630
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	15,741
Total	$315,761
Unfunded Equity/Other commitments	$8,781
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2026, the Company’s debt commitments are comprised of $148,304 revolving credit facilities and $167,457 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2,373). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at March 31, 2026 and December 31, 2025.
Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$25.58	$25.40
Results of operations
Net investment income (loss)(1)	0.47	0.66
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.47)	0.14
Net increase (decrease) in net assets resulting from operations	0.00	0.80
Shareholder distributions(3)
Distributions from net investment income	(0.52)	(0.68)
Net decrease in net assets resulting from shareholder distributions	(0.52)	(0.68)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$25.06	$25.52
Shares outstanding, end of period	40,603,591	19,027,048
Total return based on net asset value(5)	0.01%	3.18%
Ratio/Supplemental Data:
Net assets, end of period	$1,017,680	$485,500
Ratio of net investment income to average net assets(6)	6.87%	10.63%
Ratio of total operating expenses to average net assets(6)	7.03%	6.39%
Ratio of waived expenses to average net assets(6)	—%	(3.44)%
Ratio of net operating expenses to average net assets(6)	7.03%	2.95%
Portfolio turnover(7)	4.73%	1.40%
Total amount of senior securities outstanding, exclusive of treasury securities	$594,791	$204,752
Asset coverage per unit(8)	2.71	3.37
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2026 and 2025 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.16)%	0.07%
Ratio of interest expense to average net assets	3.47%	2.16%
(7)Portfolio turnover for the three months ended March 31, 2026 and 2025 are not annualized.
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
Note 13. Subsequent Events
Distributions
On April 13, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about May 27, 2026 to shareholders of record as of the close of business on April 30, 2026. Additionally, on April 30, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about June 26, 2026 to shareholders of record as of the close of business on May 29, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2026, the Company issued and sold 446,370 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $11,186.
On May 1, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $4,894. The final number of Common Shares issued as of May 1, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2026.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share amounts)
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
See “Item 1. Business—Investment Objectives and Strategy” in the annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC for more information.
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of March 31, 2026, we had incurred organizational and offering expenses of $760 and $2,895, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
Expense Support and Conditional Reimbursement
We have entered into the Expense Support Agreement with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf, including, but not limited to, organizational and offering expenses and any of our expenses related to investor relations, outside legal counsel and other outside advisors and experts, finance, operations and administration, each, an Expense Payment, provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 90 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. See Note 4 to our unaudited consolidated financial statements included herein for more information regarding the Expense Support Agreement.
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.07%
Distribution/Servicing Fees(7)	0.85%
Organizational and offering costs(8)	—
Other expenses(9)	0.52%
Total annual expenses	6.69%
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
(2)Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, or the last Valuation Date. If Common Shares are tendered in a tender offer with a Valuation Date that is within the 12-month period following the initial date of the tendered Common Shares, we may repurchase such Common Shares subject to a deduction of 2% of the aggregate NAV of the Common Shares repurchased. We refer to this as the Early Repurchase Deduction. The Early Repurchase Deduction may be waived, at the Company’s discretion, in respect of any repurchase request arising from, or in connection with, the following circumstances: (i) arising from the death or qualified disability or divorce of the shareholder; (ii) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; (iii) due to trade or operational error; (iv) submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company; and/or (v) submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares.
(3)Amount assumes that we sell $165.2 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $160.2 million, resulting in estimated average net assets of $1,098 million based on current asset levels. That amount also assumes that we borrow funds of approximately 71% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $165.2 million worth of Class S shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of March 31, 2026. At March 31, 2026, the weighted average effective interest rate for total outstanding debt was 5.73%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of March 31, 2026, we had incurred organizational and offering expenses of $760 and $2,895, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 71% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$943	$2,198	$3,410	$6,267
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,001	$2,356	$3,648	$6,626
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

Portfolio Investment Activity for the Three Months Ended March 31, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2026:

For the Three Months Ended
Net Investment Activity	March 31, 2026
Purchases	$110,806
Sales and Repayments	(73,725)
Net Portfolio Activity	$37,081

	For the Three Months Ended
	March 31, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$64,680	58%	$54,256	74%
Asset Based Finance	46,126	42%	19,469	26%
Total	$110,806	100%	$73,725	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,167,607	$1,153,561	74.2%	$1,156,542	$1,162,247	75.6%
Asset Based Finance	392,091	400,810	25.8%	365,151	374,121	24.4%
Total	$1,559,698	$1,554,371	100.0%	$1,521,693	$1,536,368	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of Portfolio Companies	147	146
% Variable Rate Debt Investments (based on fair value)(1)(2)	84.2%	85.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.2%	6.4%
% Other Income Producing Investments (based on fair value)(3)	4.6%	1.8%
% Non-Income Producing Investments (based on fair value)(2)	2.6%	6.1%
% of Investments on Non-Accrual (based on fair value)	0.4%	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.7%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	8.7%	8.8%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	97.0%	100.0%
Median Loan-to-Value (LTV)(7)	38%	39%
Weighted Average EBITDA(8)	$220,000	$221,000
Median EBITDA(8)	$142,000	$143,000
_____________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.
(3)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(6)“Direct Originations” means investments where the Adviser or its affiliates negotiates the terms of the transactions beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of March 31, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of March 31, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of March 31, 2026. Amounts were derived from the most recently available portfolio company financial statements as of March 31, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the three months ended March 31, 2026, our total return based on NAV was 0.01%. For the year ended December 31, 2025, our total return based on NAV was 10.82%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,483	0.4%	$5,230	0.3%
Banks	37,014	2.4%	38,764	2.5%
Capital Goods	244,837	15.8%	242,916	15.8%
Commercial & Professional Services	115,646	7.4%	121,571	7.9%
Consumer Durables & Apparel	6,645	0.4%	6,646	0.4%
Consumer Services	88,880	5.7%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	5,176	0.3%	5,176	0.3%
Financial Services	196,600	12.7%	182,324	11.9%
Food, Beverage & Tobacco	24,344	1.6%	24,325	1.6%
Health Care Equipment & Services	165,499	10.7%	167,089	10.9%
Household & Personal Products	3,685	0.2%	3,742	0.3%
Insurance	105,527	6.8%	106,165	6.9%
Materials	45,307	2.9%	45,100	2.9%
Media & Entertainment	23,182	1.5%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,655	0.9%	12,627	0.8%
Real Estate Management & Development	73,791	4.8%	71,983	4.7%
Software & Services	340,992	21.9%	327,284	21.3%
Technology Hardware & Equipment	1,302	0.1%	1,318	0.1%
Transportation	55,067	3.5%	51,974	3.4%
Utilities	739	0.0%	849	0.1%
Total	$1,554,371	100.0%	$1,536,368	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,520,517	98%	$1,516,935	99%
2	27,616	2%	19,433	1%
3	6,238	0%	—	—
4	—	—	—	—
Total	$1,554,371	100%	$1,536,368	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
Revenues
Our investment income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$31,170	89.2%	$12,271	82.5%
Paid-in-kind interest income	748	2.1%	684	4.6%
Fee income	930	2.7%	1,667	11.2%
Dividend income	2,090	6.0%	260	1.7%
Total investment income(1)	$34,938	100.0%	$14,882	100.0%
___________
(1)Such revenues represent $34,039 and $14,133 of cash income earned as well as $899 and $749 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK and dividend income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in yields due to the lower interest rate environment.
Expenses
Our operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Management fees	$3,096	$1,311
Subordinated income incentive fees	2,693	1,565
Capital gains incentive fees	(1,576)	319
Interest expense	8,732	2,364
Administrative services expenses	615	356
Distribution/servicing fees	1,984	790
Share transfer agent fees	146	26
Accounting and administrative fees	187	58
Audit expense	170	136
Other expenses	448	319
Total operating expenses	16,495	7,244
Management and incentive fee waivers	—	(2,876)
Expense waiver	—	(895)
Net operating expenses	$16,495	$3,473
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of operating expenses to average net assets	1.64%	1.65%
Ratio of expense waivers to average net assets(1)	—%	(0.86)%
Ratio of net operating expenses to average net assets	1.64%	0.79%
Ratio of net incentive fees and interest expense to average net assets(1)	0.98%	0.61%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.66%	0.18%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three months ended March 31, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FITS Mount Royal Credit Facility, the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.

Net Investment Income
Our net investment income totaled $18,443 ($0.47 per share) and $11,409 ($0.66 per share) for the three months ended March 31, 2026 and 2025, respectively. The increase in net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 can primarily be attributed to the increase in interest, PIK and dividend income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments(1)	$33	$(10)
Net realized gain (loss) on foreign currency forward contracts	(0)	(4)
Net realized gain (loss) on foreign currency	(30)	(66)
Total net realized gain (loss)	$3	$(80)
______________
(1)We sold investments and received principal repayments of $58,471 and $15,254, respectively, during the three months ended March 31, 2026 and $234 and $7,451, respectively, during the three months ended March 31, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(20,002)	$3,215
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(217)	(140)
Net change in unrealized gain (loss) on foreign currency	1,885	(443)
Total net change in unrealized appreciation (depreciation)	$(18,334)	$2,632
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2026 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2026, the net increase in net assets resulting from operations was $112 ($0.00 per share) compared to a net increase in net assets resulting from operations of $13,961 ($0.81 per share) for the three months ended March 31, 2025.
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
As of March 31, 2026, we had $34,130 in cash and foreign currency, which we held in custodial accounts, and $530,209 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2026, we had unfunded debt investments with aggregate unfunded commitments of $315,761 and unfunded equity/other commitments of $8,781. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $594,791. As of March 31, 2026, our asset coverage ratio as calculated under the 1940 Act was 271%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2026:

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$109,541	(3)	$215,459	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	365,250		34,750	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	120,000		280,000	February 13, 2031
Total			$594,791		$530,209
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €46,250 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026. British pound balance outstanding of £35,100 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
(4)The benchmark is determined by reference to the currency advanced, and the applicable margin is determined by the currency advanced. During the reinvestment period, the applicable margin can range from 1.95% to 2.15%; following the reinvestment period, each applicable margin increases by 0.50%.
(5)The benchmark is determined by reference to the currency advanced and is subject to a 0% floor. During the reinvestment period, the applicable margin is 1.60%; following the reinvestment period, the applicable margin increases by 0.25%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
Total				$0.525

	For the Three Months Ended March 31, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
Total				$0.680
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On April 13, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about May 27, 2026 to shareholders of record as of the close of business on April 30, 2026. Additionally, on April 30, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about June 26, 2026 to shareholders of record as of the close of business on May 29, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan.
Private Offering Closings
On April 1, 2026, we issued and sold 446,370 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on April 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $11,186.
On May 1, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $4,894. The final number of Common Shares issued as of May 1, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of April 30, 2026.
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
As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.06% of our total assets, as compared to 97.02% of our total assets as of December 31, 2025.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
As of March 31, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the three months ended March 31, 2026, there were no investments purchased by the Company from the Financing Provider. As of March 31, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from April 1, 2026 through April 30, 2026, there were no investments purchased by the Company from the Financing Provider.
As of April 30, 2026, there were 17 loans with an aggregate commitment par value of $127,724, inclusive of $33,286 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 84.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.2% were debt investments paying fixed interest rates, 4.6% were other income producing investments, 2.6% consisted of non-income producing investments and the remaining 0.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Senior Secured Revolving Credit Facility, the K-FITS Eiffel-1 Credit Facility and the K-FITS Mount Royal Credit Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(31,368)	$(14,879)	$(16,489)	(11.8)%
Down 200 basis points	(25,119)	(11,903)	(13,216)	(9.5)%
Down 150 basis points	(18,869)	(8,927)	(9,942)	(7.1)%
Down 100 basis points	(12,582)	(5,952)	(6,630)	(4.8)%
Down 50 basis points	(6,291)	(2,976)	(3,315)	(2.4)%
Up 50 basis points	6,291	2,976	3,315	2.4%
Up 100 basis points	12,582	5,952	6,630	4.8%
Up 150 basis points	18,873	8,927	9,946	7.1%
Up 200 basis points	25,164	11,903	13,261	9.5%
Up 250 basis points	31,455	14,879	16,576	11.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of March 31, 2026					Economic Hedging As of March 31, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£36,237	$47,777	$51,955	$5,196		£3,199	$4,218
Euros		€40,849	47,044	46,719	4,672		€1,299	1,496
Norwegian Krone	NOK	113,874	11,682	12,140	1,214	NOK	113,874	11,682
Total			$106,503	$110,814	$11,082			$17,396
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, our K-FITS Eiffel-1 Credit Facility and our K-FITS Mount Royal Credit Facility, which provide a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of March 31, 2026, the net contractual amount of our foreign currency forward contracts totaled $18,522, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2026, we had outstanding borrowings denominated in foreign currencies of €46,250 and £35,100 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
Investors should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026) which could materially affect our business, financial condition or operating results.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended March 31, 2026 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
Discretionary Share Repurchase Program
Beginning with the quarter ended September 30, 2024, we commenced a discretionary share repurchase program in which we intend, subject to market conditions and the discretion of our Board of Trustees, to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.
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
The Common Shares may be sold to certain feeder vehicles primarily created to hold the Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may not apply, in its sole discretion, the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. In addition, the Company may, in its sole discretion from time to time, waive the Early Repurchase Deduction in respect of any repurchase request arising from, or in connection with, the following circumstances (subject to the conditions described below, as applicable): arising from the death, qualifying disability or divorce of the shareholder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; due to trade or operational error; submitted in connection with discretionary transfer programs (and similar arrangements) as approved by the Company; and/or submitted in connection with or by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. Shareholders should be aware that their financial intermediary’s operational systems may not support participation in a Company-approved discretionary transfer program or may impose additional or different requirements in connection with such requests.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended March 31, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
January 2, 2026	December 1, 2025	December 29, 2025	$25.58	243,832	$6,197

________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On March 2, 2026, we commenced a tender offer, or the March 2026 Tender Offer, pursuant to which we offered to repurchase up to 1,844,578 Common Shares tendered prior to 11:59 p.m., E.T. on March 30, 2026, or the March 2026 Tender Offer Expiration Date. There were 1,350,592 Common Shares validly tendered by shareholders prior to the March 2026 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer