Form 10-Q
period 2026-06-30
KKR FS Income Trust Select
filed 2026-08-12
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of July 31, 2026 was 39,699,495 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,499,533 and $1,498,662, respectively)	$1,492,641	$1,513,290
Non-controlled/affiliated investments (amortized cost—$10,128 and $3,577, respectively)	10,155	3,578
Controlled/affiliated investments (amortized cost—$50,738 and $19,454, respectively)	50,751	19,500
Total investments, at fair value (amortized cost—$1,560,399 and $1,521,693, respectively)	1,553,547	1,536,368
Cash and cash equivalents	30,698	32,963
Foreign currency (amortized cost—$1,016 and $576, respectively)	1,009	577
Receivable for investments sold and repaid	7,855	205
Income receivable	8,358	6,737
Unrealized appreciation on foreign currency forward contracts	6	194
Deferred financing costs	9,099	5,263
Prepaid expenses and other assets	183	1,220
Total assets	$1,610,755	$1,583,527

Liabilities
Payable for investments purchased	$6,815	$16,984
Debt	572,938	604,062
Unrealized depreciation on foreign currency forward contracts	199	221
Shareholders’ distributions payable	7,094	6,456
Management fees payable	3,141	2,766
Subordinated income incentive fees payable	2,775	836
Accrued capital gains incentive fee	—	1,576
Administrative services expense payable	813	202
Distribution/servicing fees payable	664	640
Accrued accounting and administrative fees	298	149
Interest payable	8,349	5,376
Other accrued expenses and liabilities	1,611	642
Total liabilities	604,697	639,910
Commitments and contingencies (Note 10)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 40,509,275 and 36,891,563 Class S shares issued and outstanding, respectively	405	369
Capital in excess of par value	1,030,569	938,087
Retained earnings (accumulated deficit)	(24,916)	5,161
Total shareholders’ equity	1,006,058	943,617
Total liabilities and shareholders’ equity	$1,610,755	$1,583,527
Net asset value per share of common shares at period end	$24.84	$25.58
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$31,684	$17,939	$62,499	$30,104
Paid-in-kind interest income	1,166	571	1,914	1,255
Fee income	984	853	1,798	2,520
Dividend and other income	1,491	28	3,511	206
From non-controlled/affiliated investments:
Interest income	210	—	318	—
Fee income	27	—	143	—
From controlled/affiliated investments:
Interest income	419	96	666	202
Paid-in-kind interest income	17	—	17	—
Fee income	1	—	1	—
Dividend and other income	666	—	736	82
Total investment income	36,665	19,487	71,603	34,369

Operating expenses
Management fees	3,141	1,776	6,237	3,087
Subordinated income incentive fees	2,775	1,858	5,468	3,423
Capital gains incentive fees	—	170	(1,576)	489
Interest expense	9,409	3,623	18,141	5,987
Administrative services expense	821	325	1,436	681
Distribution/servicing fees	1,999	1,132	3,983	1,922
Share transfer agent fees	163	109	309	135
Accounting and administrative fees	170	93	357	151
Audit expense	172	137	342	273
Other general and administrative expenses	587	336	1,035	655
Total operating expenses	19,237	9,559	35,732	16,803
Management and incentive fee waivers	—	(3,634)	—	(6,510)
Expense waiver	—	—	—	(895)
Net expenses	19,237	5,925	35,732	9,398
Net investment income	17,428	13,562	35,871	24,971

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(4,451)	(170)	(4,418)	(180)
Net realized gain (loss) on foreign currency forward contracts	(6)	(47)	(6)	(51)
Net realized gain (loss) on foreign currency	(17)	27	(47)	(39)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(1,399)	3,406	(21,520)	6,615
Non-controlled/affiliated investments	10	—	26	—
Controlled/affiliated investments	(136)	(22)	(33)	(16)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	51	(310)	(166)	(450)
Net change in unrealized gain (loss) on foreign currency	226	(1,526)	2,111	(1,969)
Total net realized and unrealized gain (loss)	(5,722)	1,358	(24,053)	3,910
Net increase (decrease) in net assets resulting from operations	$11,706	$14,920	$11,818	$28,881

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.29	$0.64	$0.30	$1.42
Weighted average shares outstanding	40,177,835	23,347,466	39,875,799	20,299,028
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$17,428	$13,562	$35,871	$24,971
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(4,474)	(190)	(4,471)	(270)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	(1,474)	3,074	(21,693)	6,149
Net change in unrealized gain (loss) on foreign currency	226	(1,526)	2,111	(1,969)
Net increase (decrease) in net assets resulting from operations	11,706	14,920	11,818	28,881

Shareholder distributions
Distributions from net investment income	(12,865)	(14,002)	(33,663)	(25,905)
Return of capital	(8,232)	—	(8,232)	—
Net decrease in net assets resulting from shareholder distributions	(21,097)	(14,002)	(41,895)	(25,905)

Capital transactions
Issuance of common shares	20,677	163,541	110,885	285,408
Reinvestment of shareholder distributions	10,785	7,362	21,523	12,531
Repurchases of common shares	(33,693)	(1,011)	(39,890)	(1,887)
Net increase (decrease) in net assets resulting from capital share transactions	(2,231)	169,892	92,518	296,052
Total increase (decrease) in net assets	(11,622)	170,810	62,441	299,028
Net assets at beginning of period	1,017,680	485,500	943,617	357,282
Net assets at end of period	$1,006,058	$656,310	$1,006,058	$656,310
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,818	$28,881
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(245,895)	(465,366)
Paid-in-kind interest	(1,931)	(1,255)
Proceeds from sales and repayments of investments	188,051	45,177
Net realized (gain) loss on investments	4,418	180
Net change in unrealized (appreciation) depreciation on investments	21,527	(6,599)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	166	450
Net change in unrealized (gain) loss on foreign currency	(2,111)	1,969
Accretion of discount	(1,172)	(327)
Amortization of deferred financing costs	918	381
(Increase) decrease in receivable for investments sold and repaid	—	(2,672)
(Increase) decrease in income receivable	(1,617)	(2,819)
(Increase) decrease in expense support receivable	—	1,206
(Increase) decrease in prepaid expenses and other assets	1,037	(4,022)
Increase (decrease) in payable for investments purchased	—	(509)
Increase (decrease) in management fees payable	375	—
Increase (decrease) in subordinated income incentive fees payable	1,939	—
Increase (decrease) in accrued capital gains incentive fee	(1,576)	489
Increase (decrease) in administrative services expense payable	611	218
Increase (decrease) in distribution/servicing fees payable	24	203
Increase (decrease) in accrued accounting and administrative fees	149	51
Increase (decrease) in interest payable	2,973	2,539
Increase (decrease) in other accrued expenses and liabilities	969	287
Net cash provided by (used in) operating activities	(19,327)	(401,538)
Cash flows from financing activities
Issuance of common shares	110,885	285,408
Repurchases of common shares	(39,890)	(1,887)
Distributions to common shareholders	(19,734)	(12,182)
Borrowings under financing arrangements	270,915	367,725
Repayments under financing arrangements	(299,908)	(223,480)
Deferred financing costs paid	(4,754)	(3)
Net cash provided by (used in) financing activities	17,514	415,581
Effect of exchange rate changes on cash	(20)	50
Total increase (decrease) in cash	(1,833)	14,093
Cash, cash equivalents and foreign currency at beginning of period	33,540	10,263
Cash, cash equivalents and foreign currency at end of period	$31,707	$24,356
Supplemental information
Reinvestment of shareholder distributions	$21,523	$12,531
Federal income taxes paid during the period	—	$4
Interest paid during the period	$14,250	$3,067
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—114.9%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/27	$4,060	$4,060	$3,755
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/31	1,161	1,161	1,161
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.7%	06/31	446	424	446
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	2,924	2,918	2,849
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	357	357	348
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,007	1,007	981
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	6,678	6,618	6,439
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	1,974	1,964	1,903
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.5%			0.8%	08/32	948	938	914
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	12,174	12,174	12,174
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,943	1,943	1,943
Atwell LLC	(f)(h)	Capital Goods	SF	+	5.0%			0.8%	04/33	4,002	3,983	3,986
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	488	488	486
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	6,498	6,498	5,816
Avetta LLC	(f)(g)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	4,215	4,183	4,199
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	501	501	499
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	236	236	235
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,032	1,032	1,028
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/31	£5,066	6,463	6,717
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/31	€2,094	2,240	2,391
BGB Group LLC	(f)(g)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	$15,937	15,937	16,032
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,045	1,045	1,051
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,959	1,959	1,959
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	5.0%			0.8%	03/32	30,474	30,277	29,774
Bonterra LLC	(f)	Software & Services	SF	+	5.0%			0.8%	03/32	666	650	650
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	3,319	3,304	3,243
Bonterra LLC	(i)	Software & Services	SF	+	5.0%			0.8%	03/32	2,662	2,662	2,601
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,261	2,252	2,250
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	595	595	592
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	664	664	661
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	352
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,524	2,524	2,511
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	12,273	12,221	12,379
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	461	461	461
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	$1,836	$1,836	$1,852
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,154	1,154	1,154
Carrier Fire Protection	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	248	248	248
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	2,023	2,008	2,023
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/31	€476	511	544
Carrier Fire Protection	(f)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	55	61	62
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	$201	201	201
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	414	414	414
Carrier Fire Protection	(i)	Commercial & Professional Services	E	+	4.5%			0.5%	07/30	€10	8	8
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	$10,793	10,793	10,793
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	790	790	790
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	25,039	25,061	24,939
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	512	514	510
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	2,458	2,462	2,448
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	5,447	5,445	5,425
CLEAResult Consulting Inc	(g)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	10,516	10,432	10,516
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	1,170	1,156	1,170
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	1,496	1,496	1,496
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	1,779	1,766	1,779
Clearwater Analytics LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	9,150	9,104	9,104
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	1,694	1,690	1,686
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%			0.5%	06/33	1,101	1,101	1,101
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	8,184	8,143	8,143
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	555	555	552
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	5.3%			0.8%	06/32	832	832	832
Com Laude Group Ltd	(g)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	12,992	12,927	12,645
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	2,560	2,547	2,492
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,024	1,024	997
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	10,302	10,266	9,797
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	739	739	703
Conservice LLC	(f)	Software & Services	SF	+	4.5%			0.8%	02/33	10,296	10,272	10,065
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	1,402	1,402	1,371
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	7,144	7,146	7,144
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£950	1,200	1,259
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$207	207	207
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	298	298	298
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	$11,535	$11,543	$11,535
Dental365 LLC	(f)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,257	5,240	5,257
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	1,963	1,961	1,963
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	789	789	789
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	12,668	12,618	12,449
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	1,894	1,888	1,861
Eagle Railcar Services Roscoe Inc	(g)	Transportation	SF	+	4.5%			0.5%	06/32	10,522	10,500	10,438
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	1,988	1,988	1,972
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.5%			0.5%	06/32	2,209	2,209	2,191
Excelitas Technologies Corp	(h)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,065	1,074	1,062
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	22,269	22,256	21,474
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€6,720	7,849	7,399
Flexera Software LLC	(i)	Software & Services	SF	+	4.8%			0.5%	08/32	$1,806	1,807	1,742
Follett Software Co	(g)	Software & Services	SF	+	4.5%			0.5%	08/31	10,818	10,818	10,671
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	1,018	1,018	1,004
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	3,042	3,034	3,042
Frontline Road Safety LLC	(f)(g)(h)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	27,754	27,643	26,975
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	3,015	3,013	2,930
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	291	293	291
Galway Partners Holdings LLC	(g)	Insurance	SF	+	4.5%			0.8%	09/28	7,957	7,968	7,957
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	626	626	626
GE Vernova Electrification Software LLC	(f)(g)	Software & Services	SF	+	4.8%			0.8%	03/33	10,290	10,240	10,012
GE Vernova Electrification Software LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	1,826	1,826	1,776
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	4,058	4,058	3,835
Higginbotham Insurance Agency Inc	(f)(g)	Insurance	SF	+	4.5%			1.0%	06/31	16,121	16,121	16,121
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	1,160	1,160	1,160
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	736	736	736
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.8%			0.8%	11/31	12,918	12,906	12,918
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	1,053	1,053	1,046
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	691	691	691
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	5,640	5,640	5,603
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	15,801	15,746	15,773
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	03/32	2,204	2,209	2,200
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	5,714	5,709	5,704
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	03/32	1,986	1,986	1,983
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	1,243	1,243	1,241
Inhabit IQ	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,674	4,664	4,594
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	$1,311	$1,311	$1,289
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	806
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	121	121	108
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	222	222	198
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,433	2,433	2,173
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	2,378	2,378	2,124
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	—	—	—
Integrated Power Services LLC	(f)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	70	70	68
Integrated Power Services LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	22,993	22,929	22,533
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	1,384	1,384	1,356
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	2,624	2,624	2,572
Integrity Marketing Group LLC	(f)(g)	Insurance	SF	+	5.0%			0.8%	08/28	21,582	21,629	21,582
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	4	4	4
IntraFi Network LLC	(e)(h)	Financial Services	SF	+	4.0%			0.0%	07/31	75	74	73
J S Held LLC	(f)(g)	Insurance	SF	+	4.8%			1.0%	06/28	19,376	19,376	19,231
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,357	1,357	1,347
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	878	878	872
Jeppesen Holdings LLC	(g)(k)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.5%	10/32	12,949	12,905	12,737
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.8%			0.5%	10/32	671	671	660
Keystone Agency Partners LLC	(g)(h)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	27,116	26,996	26,981
Keystone Agency Partners LLC	(f)	Insurance	SF	+	4.3%			0.8%	08/32	1,231	1,229	1,225
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	5,228	5,228	5,202
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.3%			0.8%	08/32	1,092	1,092	1,087
Learning Experience Corp/The	(g)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	3,112	3,099	3,144
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	685	685	685
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	490	470	485
Legends Hospitality LLC	(g)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	15,630	15,274	15,474
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/31	882	876	874
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/30	1,291	1,291	1,278
Likewize Corp	(f)(k)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/29	1,895	1,895	1,895
Likewize Corp	(i)(k)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/29	3,774	3,774	3,774
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	6,956	6,927	6,956
MAI Capital Management LLC	(f)(j)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,175	2,173	2,175
MAI Capital Management LLC	(i)(j)	Financial Services	SF	+	4.8%			0.8%	08/31	1,688	1,684	1,688
MAI Capital Management LLC	(i)(j)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	1,269	1,269	1,269
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	928	928	928
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	$18,331	$18,418	$18,331
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	164	164	164
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	929	929	929
Med-Metrix	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	14,935	14,870	14,603
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	6,165	6,165	6,028
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	2,637	2,637	2,579
Mercer Advisors Inc	(f)(h)	Financial Services	SF	+	4.5%			0.8%	10/30	17,633	17,563	17,525
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	7,368	7,368	7,323
Mercer Advisors Inc	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	236	235	235
Milano Acquisition Corp	(e)(f)	Health Care Equipment & Services	SF	+	4.0%			0.8%	10/27	15,383	15,058	15,177
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	7,883	7,813	7,288
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,537	12,496	12,435
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,248
NAVEX Global Inc	(f)	Software & Services	SF	+	5.0%			0.8%	10/32	8,436	8,397	8,202
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	183	183	178
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/32	3,867	3,857	3,759
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	9,265	9,243	9,265
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	728	728	728
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	1,985	1,985	1,985
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	596	596	596
NeoGov Newt Holdco Inc	(f)	Software & Services	SF	+	4.3%			0.5%	09/32	113	113	110
NeoGov Newt Holdco Inc	(f)(g)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/32	6,676	6,655	6,503
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	340	340	331
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%			0.5%	09/32	643	643	626
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	1,074	1,074	1,046
Netsmart Technologies Inc	(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	22,844	22,717	22,522
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	2,908	2,908	2,868
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,925
OEConnection LLC	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	8,752	8,725	8,556
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	4,231	4,231	4,136
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	1,091	1,091	1,067
Orion Services Group	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	5,868	5,834	5,845
Orion Services Group	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	791	791	788
Pavement Preservation Group Inc	(g)	Capital Goods	SF	+	5.3%			1.0%	08/30	3,215	3,215	3,215
Pavement Preservation Group Inc	(f)	Capital Goods	SF	+	5.3%			1.0%	08/30	205	205	205
Pavement Preservation Group Inc	(i)	Capital Goods	SF	+	5.3%			1.0%	08/30	321	321	321
PCI Pharma Services	(f)(g)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	7,338	7,319	7,209
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	$11,737	$11,702	$11,532
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	3,347	3,347	3,289
Pike Corp	(g)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	12,508	12,479	12,336
Pike Corp	(i)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	2,719	2,712	2,682
Pike Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	12/32	1,813	1,813	1,788
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	15,378	15,027	11,815
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	2,790	2,765	2,767
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	393	390	390
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	221	221	219
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	378	378	375
PROS Holdings Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	4,440	4,435	4,298
PROS Holdings Inc	(i)	Software & Services	SF	+	4.8%			0.0%	12/32	515	515	498
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	49	49	49
PSC Group	(f)(g)	Transportation	SF	+	5.3%			0.8%	04/31	788	784	788
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	53	53	53
PSKW LLC (dba ConnectiveRx)	(g)(h)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	23,772	23,773	23,772
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	4,786	4,791	4,772
Radwell International LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	04/30	16,078	16,154	16,031
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	1,012	1,012	1,009
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	695	695	695
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	64	64	64
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	108	108	108
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	151	151	151
Resa Power LLC	(f)(g)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	13,738	13,697	13,876
Resa Power LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	188	188	188
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	1,773	1,768	1,791
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	1,501	1,501	1,501
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	1,447	1,442	1,407
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	99	97	96
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	10,688	10,657	10,391
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	643	643	625
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	8,291	8,242	8,313
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	2,016	2,007	2,022
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	511	511	511
Rockefeller Capital Management LP	(g)	Financial Services	SF	+	4.5%			0.5%	12/32	24,539	24,426	24,784
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	2,400	2,400	2,424
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	2,959	2,952	2,882
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	$15	$15	$15
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	360	360	351
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	252	252	246
Schellman Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	7,099	7,063	6,939
Schellman Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	663	663	649
Schellman Inc	(i)	Software & Services	SF	+	4.8%			0.8%	04/33	995	995	973
Service Express Inc	(g)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	8,409	8,409	8,405
Service Express Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	283	278	283
Service Express Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	12,670	12,622	12,665
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	2,920	2,920	2,919
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	2,619	2,619	2,618
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	596	596	590
Service Logic LLC	(g)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	11,918	11,891	11,807
Service Logic LLC	(f)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	755	755	748
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	2,657	2,657	2,632
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	870	870	862
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	5,167	5,001	4,503
Sphera Solutions Inc	(f)(g)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	25,139	25,081	23,716
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	1,135	1,133	1,071
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	5,156	5,156	4,864
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	2,302	2,302	2,172
Spins LLC	(f)	Software & Services	SF	+	4.8%			1.0%	01/29	12,058	12,058	11,849
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	759
Spotless Brands LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	07/28	23,695	23,695	23,695
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,433	4,433	4,433
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	950	956	942
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	07/28	820	820	820
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	1,568	1,568	1,554
SureScripts LLC	(f)(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	16,973	16,844	17,142
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,271	6,271	6,284
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	3,753	3,755	3,753
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	6,843	6,752	6,555
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	1,521	1,511	1,457
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/32	3,041	3,022	2,914
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	270	270	253
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/31	5,026	4,989	4,706
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/30	343	343	322
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	$12,086	$12,040	$12,018
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,782	1,775	1,772
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	133	133	132
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	204	204	203
Veriforce LLC	(f)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	4,885	4,867	4,846
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.5%			0.8%	11/31	£1,670	2,094	2,197
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	$468	468	464
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.8%			0.8%	11/31	259	259	257
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	12,450	12,450	12,218
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	6,566	6,538	6,332
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.8%			0.5%	01/32	138	138	133
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	2,763	2,763	2,665
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.8%			0.5%	01/32	691	691	666
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	17,679	17,677	17,177
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	40	39	38
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	440	440	430
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	74	74	71
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	15,920	15,870	16,079
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	2,613	2,613	2,613
Wealth Enhancement Group LLC	(f)(g)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	7,724	7,707	7,724
Wealth Enhancement Group LLC	(f)(h)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	2,634	2,631	2,634
Wealth Enhancement Group LLC	(i)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	192	192	192
Wealth Enhancement Group LLC	(i)(j)	Financial Services	SF	+	4.3%			1.0%	10/28	360	360	360
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.5%			1.0%	10/28	999	999	999
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	17,140	16,898	16,488
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/32	2,142	2,128	2,061
Wedgewood Weddings	(g)	Consumer Services	SF	+	4.3%			0.8%	06/32	14,360	14,298	14,360
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	2,894	2,879	2,894
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	2,894	2,894	2,894
West Star Aviation Inc	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,178	16,126	16,178
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	342	342	342
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,605	2,592	2,605
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,938	1,938	1,938
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	798	798	798
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	324	324	317
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	31,653	31,657	31,001
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	2,917	2,917	2,857
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Xylem Kendall	(f)(h)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	$3,904	$3,904	$3,904
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	437	437	437
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,532	3,532	3,532
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	164	164	164
Total Senior Secured Loans—First Lien											1,407,703	1,390,032
Unfunded Loan Commitments											(233,791)	(233,791)
Net Senior Secured Loans—First Lien											1,173,912	1,156,241

Subordinated Debt—0.1%
Affordable Care Inc	(f)	Health Care Equipment & Services			10.0%	PIK			06/32	1,032	1,032	1,032
Total Subordinated Debt											1,032	1,032

Asset Based Finance—39.2%
Altitude III, ABF Equity	(f)(k)(l)(p)	Capital Goods								140,141	140	140
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$990	990	989
Bond Aviation Holdings LLC, ABF Equity	(f)(l)(o)	Transportation								49,341	49	76
Bond Aviation Holdings LLC, Term Loan	(f)(o)	Transportation			9.0%				10/33	$9,635	9,635	9,635
Bond Aviation Holdings LLC, Term Loan	(f)(o)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$444	444	444
Bond Aviation Holdings LLC, Term Loan	(i)(o)	Transportation			9.0%				10/33	$4,675	4,675	4,675
Bond Aviation Holdings LLC, Term Loan	(i)(o)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/33	$3,331	3,331	3,331
Cast & Crew LLC, Revolver	(f)	Media & Entertainment	SF	+	4.8%			1.0%	12/28	$6,290	6,290	6,290
Cast & Crew LLC, Revolver	(i)	Media & Entertainment	SF	+	4.8%			1.0%	12/28	$3,028	3,028	3,028
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%				05/33	$5,000	5,000	4,934
Discover Financial Services, ABF Equity	(f)(k)(p)	Financial Services								1,288,442	1,288	1,252
Discover Financial Services, Subordinated Loan	(f)(k)(p)	Financial Services			15.0%				09/34	$2,361	2,361	2,361
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.4%				03/69	$3,828	3,652	3,815
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$4,022	4,022	4,022
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/28	$788	788	788
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%				02/40	$2,700	2,657	2,708
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%				07/54	$1,148	1,153	1,201
Flexsys Holdings Inc, Private Equity	(f)	Materials								5,755,763	5,756	5,761
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$16,078	$16,078	$16,078
Galaxy Container, ABF Equity	(f)(l)(p)	Transportation							147,230	147	146
Galaxy Container, Bond	(f)(p)	Transportation			8.6%	PIK		01/34	$127	127	127
Galaxy Container, Bond	(f)(p)	Transportation			13.6%	PIK		04/34	$404	404	404
Galaxy Container, Bond	(f)(p)	Transportation			13.6%	PIK		06/34	$248	248	248
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							1,752,153	1,752	2,974
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			12/32	$553	553	553
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/33	$1,398	1,398	1,398
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$841	841	841
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$809	809	809
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			11/33	$1,401	1,401	1,401
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/34	$1,473	1,473	1,473
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/34	$534	534	534
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							3,592,674	3,593	3,787
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)	Financial Services							15,792,598	15,793	15,895
Harley-Davidson Financial Services Inc, ABF Equity	(f)(k)(l)	Financial Services							1,185,271	1,185	1,248
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%			08/59	$1,167	1,110	1,167
Homeward Opportunities Fund Trust 2024-RRTL2, ABS	(e)(f)(k)	Real Estate Management & Development			9.1%			09/39	$4,726	4,726	4,745
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%			07/56	£2,942	3,661	4,334
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%			07/58	£8,776	10,920	12,781
Kilter Finance 2.0, Common Stock	(f)(k)(l)(p)	Insurance							1,216,383	1,216	1,242
KSC I Aircraft LP, ABF Equity	(f)(k)(p)	Capital Goods							36,893,015	36,893	37,009
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services			7.2%			08/42	$865	1,212	1,222
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			6.9%			08/40	$475	475	476
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			8.7%			08/40	$339	339	342
MEMIC Insurance, ABS	(f)(k)	Insurance			9.0%			12/45	$5,604	5,604	5,605
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			6.4%			09/70	$1,972	1,945	1,966
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development			7.2%			09/70	$3,406	3,242	3,315
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%			09/70	$66,995	$3,548	$3,888
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			09/70	$66,995	347	354
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$1,280	1,122	1,261
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			03/70	$39,625	217	174
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$1,153	1,041	1,158
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	1.1%			03/70	$39,625	1,288	1,636
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(e)(f)(k)	Real Estate Management & Development	7.3%			03/70	$845	682	821
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	6.6%			07/70	$1,542	1,521	1,539
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	7.2%			07/70	$2,800	2,671	2,746
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	1.8%			07/70	$65,130	2,763	3,165
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			07/70	$65,130	350	303
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	6.6%			09/70	$1,343	1,338	1,338
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	7.0%			09/70	$2,140	1,992	2,050
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	1.8%			09/70	$73,448	3,325	3,279
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(e)(f)(k)	Financial Services	0.3%			09/70	$73,448	394	407
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.5%			01/71	$1,819	1,819	1,805
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.8%			01/71	$1,084	973	991
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	0.3%			01/71	$68,527	389	417
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	1.9%			01/71	$68,527	3,564	3,920
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(e)(f)(k)	Real Estate Management & Development	6.8%			01/71	$2,064	2,017	2,012
Newday Group Jersey Ltd, ABF Equity	(f)(k)(l)	Financial Services					2,607,847	3,481	5,296
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services	12.8%	PIK		08/36	£15,438	20,608	20,466
Norway_France, ABF Equity	(f)(k)	Financial Services					262,180	292	323
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Octane Receivables Trust 2025-1, ABS	(f)(k)	Automobiles & Components			11.8%		04/33	$20	$3,601	$3,914
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%		04/33	$1,609	1,608	1,631
Opendoor Labs Inc, Structured Mezzanine	(h)(k)	Real Estate Management & Development			12.5%		02/29	$4,955	4,955	5,019
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks						21,581,000	24,988	24,693
PayPal Danube 2, ABF Equity	(f)(k)	Financial Services						8,695,884	10,109	10,300
PayPal Danube 2, ABF Equity	(f)(k)(l)	Financial Services						744,839	984	1,024
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%		10/27	$2,827	2,827	2,831
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%		12/27	$2,827	2,827	2,828
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%		10/27	$1,887	1,887	1,890
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%		12/27	$1,887	1,887	1,888
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%		07/41	$1,875	1,478	1,719
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%		08/54	$546	492	496
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%		08/54	$247	223	247
Sallie Mae Levered, ABF Equity	(f)(k)(p)	Financial Services						1,341,525	1,342	1,249
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%		11/33	$1,850	1,850	1,850
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%		01/34	$2,700	2,700	2,700
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%		03/34	$726	726	726
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%		03/34	$346	346	346
Sallie Mae Levered, Bond	(f)(k)(p)	Financial Services			13.0%		04/34	$740	740	740
Sallie Mae Levered, Term Loan	(f)(k)(p)	Financial Services	SF	+	2.8%		11/32	$210	210	211
Sallie Mae Levered, Term Loan	(i)(k)(p)	Financial Services	SF	+	2.8%		11/32	$28	28	28
Santander Consumer Bank AS, ABF Equity	(f)(k)	Banks						104,330,776	10,461	10,588
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%		01/65	$38,369	1,168	1,420
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%		01/65	$38,369	218	209
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%		01/65	$801	781	749
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%		01/65	$777	753	746
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			7.0%		07/65	$6,091	5,889	6,049
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			1.5%		07/65	$70,922	2,363	2,738
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(e)(f)(k)	Real Estate Management & Development			0.4%		07/65	$70,922	404	401
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$8,891	$8,891	$8,935
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$3,939	3,939	3,958
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$7,631	7,631	7,534
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$119	119	118
SKP German Bank, ABF Equity	(f)(k)	Financial Services								870,588	1,023	995
Slate Venture Holdings LP, ABF Equity	(f)(l)	Consumer Durables & Apparel								3,313,819	3,314	4,106
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$1,877	1,877	1,877
Sotheby's, Revolver	(f)	Consumer Services	SF	+	4.8%			0.8%	02/29	$6,090	6,090	6,090
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%			0.8%	02/29	$9,135	9,135	9,135
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$12,478	12,478	12,535
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$2,895	2,895	2,908
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$9,958	9,158	9,383
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(f)(j)(k)	Materials	SF	+	4.8%			1.0%	04/29	$13,215	13,136	13,215
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	(i)(j)(k)	Materials	SF	+	4.8%			1.0%	04/29	$6,208	6,208	6,208
Vietjet Aviation JSC, Term Loan	(f)(h)(k)	Transportation			9.4%				03/37	$11,348	11,348	11,299
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%			0.8%	10/28	$7,265	7,224	7,313
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%			0.8%	10/28	$7,870	7,870	7,922
Total Asset Based Finance											428,861	439,680
Unfunded Commitments											(45,790)	(45,790)
Net Asset Based Finance											383,071	393,890

Equity/Other—0.2%
Affordable Care Inc, Class A Common Stock	(f)(l)	Health Care Equipment & Services								4,985	2,384	2,384
Total Equity/Other											2,384	2,384
TOTAL INVESTMENTS—154.4%											1,560,399	1,553,547

Money Market Funds (included in cash and cash equivalents)—0.9%
Allspring Government Money Market Fund Institutional Class	(n)				3.5%						9,425	9,425
Total Money Market Funds											$9,425	9,425

LIABILITIES IN EXCESS OF OTHER ASSETS—(55.3)%												(556,914)
NET ASSETS—100.0%												$1,006,058
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2026	Unrealized Appreciation (Depreciation)
EUR	2/19/27	Goldman Sachs Bank USA		€799	Sold	$911	$921	$(10)
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	546	564	(18)
GBP	11/30/27	Goldman Sachs Bank USA		£1,700	Sold	2,138	2,254	(116)
GBP	3/30/28	Goldman Sachs Bank USA		£974	Sold	1,297	1,291	6
GBP	3/29/29	Goldman Sachs Bank USA		£550	Sold	725	728	(3)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	117,259	Sold	11,702	11,754	(52)
Total						$17,319	$17,512	$(193)
________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.73%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.75% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.32%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(j)Position or portion thereof unsettled as of June 30, 2026.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, 72.7% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Not used.
(n)Rate represents the 7-day yield as of June 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(o)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, ABF Equity	$50	$—	$—	$—	$26	$76	$—	$—	$—	$—
Bond Aviation Holdings LLC, Term Loan	3,084	6,551	—	—	—	9,635	301	—	143	—
Bond Aviation Holdings LLC, Term Loan	444	—	—	—	—	444	17	—	—	—
Total	$3,578	$6,551	$—	$—	$26	$10,155	$318	$—	$143	$—
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(p)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Altitude III, ABF Equity	$—	$140	$—	$—	$—	$140	$—	$—	$—	$—
Discover Financial Services, ABF Equity	1,372	—	(5)	—	(115)	1,252	—	—	—	70
Discover Financial Services, Subordinated Loan	2,369	—	(8)	—	—	2,361	200	—	—	—
Galaxy Container, ABF Equity	147	—	—	—	(1)	146	—	—	—	—
Galaxy Container, Bond	—	127	—	—	—	127	—	3	—	—
Galaxy Container, Bond	—	404	—	—	—	404	—	12	—	—
Galaxy Container, Bond	—	248	—	—	—	248	—	2	—	—
Kilter Finance 2.0, Common Stock	—	1,216	—	—	26	1,242	—	—	—	—
KSC I Aircraft LP, ABF Equity	12,152	24,742	—	—	115	37,009	—	—	—	382
Sallie Mae Levered, ABF Equity	680	1,001	(373)	—	(59)	1,249	—	—	—	284
Sallie Mae Levered, Bond	2,699	—	(849)	—	—	1,850	240	—	—	—
Sallie Mae Levered, Bond	—	2,700	—	—	—	2,700	167	—	—	—
Sallie Mae Levered, Bond	—	726	—	—	—	726	20	—	—	—
Sallie Mae Levered, Bond	—	346	—	—	—	346	8	—	—	—
Sallie Mae Levered, Bond	—	740	—	—	—	740	25	—	—	—
Sallie Mae Levered, Term Loan	81	141	(12)	—	1	211	6	—	1	—
Total	$19,500	$32,531	$(1,247)	$—	$(33)	$50,751	$666	$17	$1	$736
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full six months ended June 30, 2026.
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
(k)Security is non-income producing.
(l)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of December 31, 2025:

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

KKR FS Income Trust Select
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(m)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of December 31, 2025:

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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of June 30, 2026 and December 31, 2025, the Adviser has paid $3,804 and $3,471, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may be entitled to receive a subordinated income incentive fee. The subordinated income incentive fee under the Advisory Agreement, which is calculated and payable quarterly in arrears commencing with the first full calendar quarter after the date of the Company’s election to be regulated as a BDC under the 1940 Act on February 20, 2024, or the BDC Election Date, equals 12.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter (or portion thereof with respect to the quarter in which the BDC Election Date occurs) and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.25%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 1.43%, or 5.72% annually, of net assets. Thereafter, the Adviser will be entitled to receive 12.5% of pre-incentive fee net investment income.
The Adviser agreed to waive the Company’s base management fee and subordinated income incentive fee through September 30, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2026 and 2025, the Company recognized $1,281 and $2,264, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	4,360,224	$110,885	11,200,589	$285,408
Reinvestment of Distributions	851,912	21,523	491,763	12,531
Share Repurchase Program	(1,594,424)	(39,890)	(75,550)	(1,887)
Net Proceeds from Share Transactions	3,617,712	$92,518	11,616,802	$296,052
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
As of June 30, 2026, the Company has issued 42,373,919 Class S shares in the Private Offering for gross proceeds of $1,078,094, including Class S shares issued under its distribution reinvestment plan. Of the 42,373,919 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of June 30, 2026, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the six months ended June 30, 2026 and 2025, the Company issued 5,212,136 and 11,692,352 Class S shares, respectively, for gross proceeds of $132,408 and $297,939, respectively, at an average price per share of $25.40 and $25.48, respectively. The gross proceeds received during the six months ended June 30, 2026 and 2025 include reinvested shareholder distributions of $21,523 and $12,531, respectively, for which the Company issued 851,912 and 491,763 Class S shares, respectively, under its distribution reinvestment plan.
During the period from July 1, 2026 to July 31, 2026, the Company issued 629,582 Class S shares for gross proceeds of $15,639 at an average price per share of $24.84. The gross proceeds received during the period from July 1, 2026 to July 31, 2026 include reinvested shareholder distributions of $3,597 for which the Company issued 144,799 Class S shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the six months ended June 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)
January 2, 2026	December 1, 2025	December 29, 2025	$25.58	243,832	$6,197
April 1, 2026	March 2, 2026	March 30, 2026	$25.06	1,350,592	33,693
Total				1,594,424	$39,890
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On June 1, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,030,181 Common Shares tendered prior to the offer expiring on June 29, 2026. During the period from July 1, 2026 to July 31, 2026, the Company repurchased 1,439,362 Common Shares that were validly tendered by shareholders at a purchase price of $24.84 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $35,720.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and its Affiliates
Pursuant to the Advisory Agreement, the Adviser is entitled to a base management fee calculated at an annual rate of 1.25% of the average monthly value of the Company’s net assets during the most recently completed quarter and an incentive fee based on the Company’s performance. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement. The Adviser agreed to waive the base management fee and the subordinated income incentive fee under the Advisory Agreement through September 30, 2025. The Adviser elected to defer the payment by the Company of the October 2025 and November 2025 portions of the subordinated income incentive fee due from the Company to the Adviser under the Advisory Agreement for the quarter ended December 31, 2025. Such deferred portions of the subordinated income incentive fee will be deferred without interest and may be paid to the Adviser in any such month prior to the termination of the Advisory Agreement, as the Adviser may determine upon written notice to the Company. Such deferral will be construed as an Expense Payment (as defined below) under the Expense Support Agreement (as defined below), and payment of such deferred fees is subject to the requirements for reimbursement of an Expense Payment under the Expense Support Agreement.

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
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan (as defined herein), as applicable, during the three and six months ended June 30, 2026 and 2025:

Related Party			Three Months Ended June 30,		Six Months Ended June 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$3,141	$1,776	$6,237	$3,087
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$—	$170	$(1,576)	$489
The Adviser	Investment advisory agreement	Subordinated Income Incentive Fee(3)	$2,775	$1,858	$5,468	$3,423
The Adviser	Administration agreement	Administrative Services Expenses(4)	$821	$325	$1,436	$681
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2026, $3,141 in management fees were payable to the Adviser.
(2)During the six months ended June 30, 2026 and 2025, the Company accrued capital gains incentive fees of $(1,576) and $489, respectively, based on the performance of its portfolio. As of June 30, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated income incentive fees accrued under the Advisory Agreement through September 30, 2025. As of June 30, 2026, $2,775 in subordinated income incentive fees were payable to the Adviser.
(4)During the six months ended June 30, 2026 and 2025, $1,300 and $621, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $55 and $71 for the six months ended June 30, 2026 and 2025, respectively. The Company paid $825 and $463 in administrative services expenses to the Adviser during the six months ended June 30, 2026 and 2025, respectively.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and repaid within 1-2 days. There were no borrowings outstanding under this arrangement during the periods presented.
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
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provide more flexibility than the prior order.
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of June 30, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of June 30, 2026, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the six months ended June 30, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
of June 30, 2026, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that reimbursement to the Adviser is not probable.
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of June 30, 2026:

For the Three Months Ended	Amount	Expiration Date
June 30, 2024	$347	June 30, 2027
September 30, 2024	662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
June 30, 2025	—	June 30, 2028
September 30, 2025	—	September 30, 2028
December 31, 2025	1,445	December 31, 2028
March 31, 2026	—	March 31, 2029
June 30, 2026	—	June 30, 2029
Total	$4,555
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.175
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.175
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.175
Total				$1.050

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.200
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.200
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.200
Total				$1.280
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	33,663	80%	25,905	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Return of capital	8,232	20%	—	—
Total	$41,895	100%	$25,905	100%
________________
(1)During the six months ended June 30, 2026 and 2025, 96.8% and 95.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.5% and 0.8%, respectively, was attributable to non-cash accretion of discount and 2.7% and 3.6%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $16,725 and $17,956, respectively. As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $22,483 and $4,366, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,559,370 and $1,520,898 as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(5,823) and $15,470 as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,832.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,173,912	$1,156,241	74.4%	$1,156,542	$1,162,247	75.6%
Subordinated Debt	1,032	1,032	0.1%	—	—	—
Asset Based Finance	383,071	393,890	25.3%	365,151	374,121	24.4%
Equity/Other	2,384	2,384	0.2%	—	—	—
Total	$1,560,399	$1,553,547	100.0%	$1,521,693	$1,536,368	100.0%
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
As of June 30, 2026, the Company held investments in one portfolio company of which it may be deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2026, the Company held investments in six portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (o) and (p) to the unaudited consolidated schedule of investments as of June 30, 2026.
As of December 31, 2025, the Company held investments in one portfolio company of which it may be deemed to be an “affiliated person” but was not deemed to “control.” As of December 31, 2025, the Company held investments in four portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (l) and (m) to the consolidated schedule of investments as of December 31, 2025.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $279,396 and unfunded equity/other commitments of $9,122. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $314,321 and unfunded equity/other commitments of $5,080. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,545	0.4%	$5,230	0.3%
Banks	35,281	2.3%	38,764	2.5%
Capital Goods	260,379	16.8%	242,916	15.8%
Commercial & Professional Services	115,520	7.4%	121,571	7.9%
Consumer Durables & Apparel	5,983	0.4%	6,646	0.4%
Consumer Services	91,892	5.9%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	—	—	5,176	0.3%
Financial Services	198,933	12.8%	182,324	11.9%
Food, Beverage & Tobacco	16,570	1.1%	24,325	1.6%
Health Care Equipment & Services	162,436	10.5%	167,089	10.9%
Household & Personal Products	—	—	3,742	0.3%
Insurance	103,230	6.6%	106,165	6.9%
Materials	31,392	2.0%	45,100	2.9%
Media & Entertainment	31,282	2.0%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,692	0.9%	12,627	0.8%
Real Estate Management & Development	74,358	4.8%	71,983	4.7%
Software & Services	348,823	22.4%	327,284	21.3%
Technology Hardware & Equipment	1,062	0.1%	1,318	0.1%
Transportation	55,426	3.6%	51,974	3.4%
Utilities	743	0.0%	849	0.1%
Total	$1,553,547	100.0%	$1,536,368	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of June 30, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	June 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$6	$194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(199)	(221)
Total		$(193)	$(27)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(6)	$(51)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(166)	(450)
Total		$(172)	$(501)

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$6	$(6)	$—	$—	$—
Total	$6	$(6)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(199)	$6	$—	$—	$(193)
Total	$(199)	$6	$—	$—	$(193)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$194	$(194)	$—	$—	$—
Total	$194	$(194)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(221)	$194	$—	$—	$(27)
Total	$(221)	$194	$—	$—	$(27)
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
The average notional balance of foreign currency forward contracts during the six months ended June 30, 2026 and 2025 were $18,483 and $4,908, respectively.

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
As of June 30, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2026 (Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	113,776	145,102
Level 3—Significant unobservable inputs	1,439,771	1,391,266
	$1,553,547	$1,536,368
As of June 30, 2026 and December 31, 2025, the Company had $9,425 and $7,834, respectively, of cash equivalents invested in money market funds which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2026 and December 31, 2025.
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
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$1,089,801	$—	$301,465	$—	$1,391,266
Accretion of discount (amortization of premium)	342	—	707	—	1,049
Net realized gain (loss)	(4,342)	—	32	—	(4,310)
Net change in unrealized appreciation (depreciation)	(19,590)	—	(107)	—	(19,697)
Purchases	139,429	1,032	88,228	2,384	231,073
Paid-in-kind interest	977	—	950	—	1,927
Sales and repayments	(89,232)	—	(72,305)	—	(161,537)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value at end of period	$1,117,385	$1,032	$318,970	$2,384	$1,439,771
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(19,968)	$—	$470	$—	$(19,498)

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	153	89	242
Net realized gain (loss)	(133)	(49)	(182)
Net change in unrealized appreciation (depreciation)	2,994	2,295	5,289
Purchases	308,997	98,505	407,502
Paid-in-kind interest	717	393	1,110
Sales and repayments	(21,209)	(18,056)	(39,265)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$676,559	$116,525	$793,084
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,033	$2,295	$5,328

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at June 30, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,088,971	Discounted Cash Flow	Discount Rate	4.3% - 15.6% (9.2%)	Decrease
	11,178	Waterfall	EBITDA Multiple	6.7x - 16.7x (12.0x)	Increase
	17,236	Cost(2)
Subordinated Debt	1,032	Waterfall	EBITDA Multiple	7.2x - 7.2x (7.2x)	Increase
Asset Based Finance	307,086	Discounted Cash Flow	Discount Rate	6.1% - 18.4% (11.0%)	Decrease
	5,901	Cost(2)
	5,983	Other(3)
Equity/Other	2,384	Waterfall	EBITDA Multiple	7.2x - 7.2x (7.2x)	Increase
Total	$1,439,771

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$992,515	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	97,286	Cost(2)
Asset Based Finance	151,963	Discounted Cash Flow	Discount Rate	4.7% - 16.0% (9.2%)	Decrease
	80,653	Cost(2)
	68,849	Other(3)
Total	$1,391,266
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
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $572,938. As of June 30, 2026, the Company’s asset coverage was 276%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2026 are discussed below.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$123,438	(3)	$201,562	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	349,000		251,000	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	100,500		299,500	February 13, 2031
Total			$572,938		$752,062
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €45,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026. British pound balance outstanding of £35,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
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
For the six months ended June 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$4,229	$288	$4,517	$1,948	$177	$2,125
K-FITS Eiffel-1 Credit Facility	10,355	376	10,731	3,658	204	3,862
K-FITS Mount Royal Credit Facility	2,639	254	2,893	—	—	—
Total	$17,223	$918	$18,141	$5,606	$381	$5,987
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2026 were $593,236 and 5.81%, respectively. As of June 30, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.95%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $158,698 and 7.07%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 6.88%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2026.
K-FITS Eiffel-1 Credit Facility
On May 14, 2026, the Company and K-FITS Finance Eiffel-1 LLC, or Eiffel-1, a wholly-owned, special purpose financing subsidiary of the Company, entered into a Second Amendment to Revolving Credit and Security Agreement, or the Second Amendment, which amends the Revolving Credit and Security Agreement, originally dated as of December 23, 2024, by and among Eiffel-1, as borrower, the Company, as equityholder and as servicer, BNP Paribas, as administrative agent, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as collateral agent. The Second Amendment provides for, among other things, a maximum facility amount increase from $400,000 to $600,000.
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
During the six months ended June 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $7,852 from the Financing Provider. As of June 30, 2026, $5,317 of these purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2026 through July 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of June 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$357
AGS Health LLC	1,007
A-Lign Assurance LLC	1,964
A-Lign Assurance LLC	938
Arcfield Acquisition Corp	1,943
Atwell LLC	488
Avetta LLC	501
Avetta LLC	236
Avetta LLC	1,032
BGB Group LLC	1,045
BGB Group LLC	1,959
Bonterra LLC	2,662
Cadence Education LLC	353
Cadence Education LLC	2,524
Cambrex Corp	1,154
Carrier Fire Protection	201
Carrier Fire Protection	414
Carrier Fire Protection	8
Circana Group (f.k.a. NPD Group)	790
Clarience Technologies LLC	2,462
Clarience Technologies LLC	5,445
CLEAResult Consulting Inc	1,496
CLEAResult Consulting Inc	1,766
Clearwater Analytics LLC	1,690
Clearwater Analytics LLC	1,101
ClubCorp Club Operations Inc	555
ClubCorp Club Operations Inc	832
Com Laude Group Ltd	2,547
Com Laude Group Ltd	1,024
Community Brands Inc	739
Conservice LLC	1,402
CSafe Global	298
Dental365 LLC	1,961
Dental365 LLC	789
DuBois Chemicals Inc	1,888
Eagle Railcar Services Roscoe Inc	1,988
Eagle Railcar Services Roscoe Inc	2,209
Flexera Software LLC	1,807
Follett Software Co	1,018
Frontline Road Safety LLC	3,013
Galway Partners Holdings LLC	626
GE Vernova Electrification Software LLC	1,826
Higginbotham Insurance Agency Inc	1,160
Homrich & Berg Inc	691
Homrich & Berg Inc	5,640

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Horizon CTS Buyer LLC	$1,986
Horizon CTS Buyer LLC	1,243
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	2,378
Insightsoftware.Com Inc	0
Integrated Power Services LLC	1,384
Integrated Power Services LLC	2,624
Integrity Marketing Group LLC	5
Integrity Marketing Group LLC	4
J S Held LLC	1,357
J S Held LLC	878
Jeppesen Holdings LLC	671
Keystone Agency Partners LLC	5,228
Keystone Agency Partners LLC	1,092
Learning Experience Corp/The	685
Legends Hospitality LLC	1,291
Likewize Corp	3,774
MAI Capital Management LLC	1,684
MAI Capital Management LLC	1,269
MAI Capital Management LLC	928
MB2 Dental Solutions LLC	929
Med-Metrix	6,165
Med-Metrix	2,637
Mercer Advisors Inc	7,368
Mercer Advisors Inc	235
Model N Inc	1,256
NAVEX Global Inc	183
NAVEX Global Inc	3,857
NEFCO Corp	1,985
NEFCO Corp	596
NeoGov Newt Holdco Inc	340
NeoGov Newt Holdco Inc	643
NeoGov Newt Holdco Inc	1,074
Netsmart Technologies Inc	2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	4,231
OEConnection LLC	1,091
Orion Services Group	791
Pavement Preservation Group Inc	321
PCI Pharma Services	11,702
PCI Pharma Services	3,347
Pike Corp	2,712
Pike Corp	1,813
Premise Health Holding Corp	221
Premise Health Holding Corp	378
PROS Holdings Inc	515
PSC Group	53
Radwell International LLC	1,012
Railpros Inc	108
Railpros Inc	151

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Resa Power LLC	$1,768
Resa Power LLC	1,501
Revere Superior Holdings Inc	643
Rialto Capital Management LLC	511
Rockefeller Capital Management LP	2,400
SAMBA Safety Inc	360
SAMBA Safety Inc	252
Schellman Inc	663
Schellman Inc	995
Service Express Inc	2,920
Service Express Inc	2,619
Service Logic LLC	2,657
Service Logic LLC	870
Sphera Solutions Inc	5,156
Sphera Solutions Inc	2,302
Spins LLC	772
Spotless Brands LLC	820
Spotless Brands LLC	1,568
SureScripts LLC	3,755
Trackunit ApS	1,511
Trackunit ApS	3,022
Turnpoint Services Inc	343
USIC Holdings Inc	133
USIC Holdings Inc	204
Veriforce LLC	468
Veriforce LLC	259
Veriforce LLC	12,450
Vermont Information Processing Inc	2,763
Vermont Information Processing Inc	691
VetCor Professional Practices LLC	74
Vitu	2,613
Wealth Enhancement Group LLC	192
Wealth Enhancement Group LLC	360
Wealth Enhancement Group LLC	999
WebPros Holding Sarl	2,128
Wedgewood Weddings	2,879
Wedgewood Weddings	2,894
West Star Aviation Inc	1,938
West Star Aviation Inc	798
Woolpert Inc	2,917
Xylem Kendall	3,532
Xylem Kendall	164
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	4,675
Bond Aviation Holdings LLC, Term Loan	3,331
Cast & Crew LLC, Revolver	3,028
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	788
Philippine Airlines 777, Term Loan	1,887
Philippine Airlines 777, Term Loan	1,887
Sallie Mae Levered, Term Loan	28
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	3,939

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Setna SPV I, Term Loan	$119
Sotheby's, Revolver	9,135
TPSI Receivables LLC (Tropicana Products Inc), Revolver	2,895
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc)	6,208
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	7,870
Total	$279,396
Unfunded Equity/Other commitments	$9,122
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2026, the Company’s debt commitments are comprised of $129,610 revolving credit facilities and $149,786 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(3,116). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at June 30, 2026 and December 31, 2025.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$25.58	$25.40
Results of operations
Net investment income (loss)(1)	0.90	1.23
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.59)	0.20
Net increase (decrease) in net assets resulting from operations	0.31	1.43
Shareholder distributions(3)
Distributions from net investment income	(0.84)	(1.28)
Return of capital	(0.21)	—
Net decrease in net assets resulting from shareholder distributions	(1.05)	(1.28)
Capital share transactions
Issuance of Common Shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$24.84	$25.55
Shares outstanding, end of period	40,509,275	25,684,995
Total return based on net asset value(5)	1.23%	5.75%
Ratio/Supplemental Data:
Net assets, end of period	$1,006,058	$656,310
Ratio of net investment income to average net assets(6)	6.98%	9.75%
Ratio of total operating expenses to average net assets(6)	7.26%	6.39%
Ratio of waived expenses to average net assets(6)	—	(2.86)%
Ratio of net operating expenses to average net assets(6)	7.26%	3.53%
Portfolio turnover(7)	12.55%	6.84%
Total amount of senior securities outstanding, exclusive of treasury securities	$572,938	$216,611
Asset coverage per unit(8)	2.76	4.03
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
(6)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2026 and 2025 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the six months ended June 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.16)%	0.09%
Ratio of interest expense to average net assets	3.61%	2.31%
(7)Portfolio turnover for the six months ended June 30, 2026 and 2025 are not annualized.
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
Note 13. Subsequent Events
Distributions
On July 9, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about August 27, 2026 to shareholders of record as of the close of business on July 31, 2026. Additionally, on July 30, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about September 28, 2026 to shareholders of record as of the close of business on August 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On July 1, 2026, the Company issued and sold 484,783 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $12,042.
On August 3, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $6,053. The final number of Common Shares issued as of August 3, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2026.

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
Words such as “anticipate,” “believe,” “expect,” “intend,” “project” and “future” or similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance or events and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or future events to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors,” in the Company’s annual report on Form 10-K and subsequent filings. Factors that could cause actual results or future events to differ materially include changes relating to those set forth above and the following, among others:
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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of June 30, 2026, we had incurred organizational and offering expenses of $760 and $3,044, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the six months ended June 30, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.53%
Distribution/Servicing Fees(7)	0.85%
Organizational and offering costs(8)	—
Other expenses(9)	0.59%
Total annual expenses	7.22%
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
(3)Amount assumes that we sell $120.0 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $116.4 million, resulting in estimated average net assets of $1,064 million based on current asset levels. That amount also assumes that we borrow funds of approximately 76% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $120.0 million worth of Class S shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of June 30, 2026. At June 30, 2026, the weighted average effective interest rate for total outstanding debt was 5.95%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of June 30, 2026, we had incurred organizational and offering expenses of $760 and $3,044, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$993	$2,332	$3,612	$6,573
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,050	$2,487	$3,843	$6,910
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2026	June 30, 2026
Purchases	$124,920	$235,726
Sales and Repayments	(121,976)	(195,701)
Net Portfolio Activity	$2,944	$40,025

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026				June 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$73,590	59%	$60,296	49%	$138,270	59%	$114,552	59%
Asset Based Finance	51,330	41%	61,680	51%	97,456	41%	81,149	41%
Total	$124,920	100%	$121,976	100%	$235,726	100%	$195,701	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,173,912	$1,156,241	74.4%	$1,156,542	$1,162,247	75.6%
Subordinated Debt	1,032	1,032	0.1%	—	—	—
Asset Based Finance	383,071	393,890	25.3%	365,151	374,121	24.4%
Equity/Other	2,384	2,384	0.2%	—	—	—
Total	$1,560,399	$1,553,547	100.0%	$1,521,693	$1,536,368	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of Portfolio Companies	149	146
% Variable Rate Debt Investments (based on fair value)(1)(2)	83.6%	85.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.0%	6.4%
% Other Income Producing Investments (based on fair value)(3)	7.2%	1.8%
% Non-Income Producing Investments (based on fair value)(2)	1.2%	6.1%
% of Investments on Non-Accrual (based on fair value)	—	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.8%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	8.8%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	97.5%	100.0%
Median Loan-to-Value (LTV)(7)	39%	39%
Weighted Average EBITDA(8)	$224,000	$221,000
Median EBITDA(8)	$143,000	$143,000
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

(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
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
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of June 30, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of June 30, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of June 30, 2026. Amounts were derived from the most recently available portfolio company financial statements as of June 30, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the six months ended June 30, 2026, our total return based on NAV was 1.23%. For the year ended December 31, 2025, our total return based on NAV was 10.82%. See footnote 5 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,545	0.4%	$5,230	0.3%
Banks	35,281	2.3%	38,764	2.5%
Capital Goods	260,379	16.8%	242,916	15.8%
Commercial & Professional Services	115,520	7.4%	121,571	7.9%
Consumer Durables & Apparel	5,983	0.4%	6,646	0.4%
Consumer Services	91,892	5.9%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	—	—	5,176	0.3%
Financial Services	198,933	12.8%	182,324	11.9%
Food, Beverage & Tobacco	16,570	1.1%	24,325	1.6%
Health Care Equipment & Services	162,436	10.5%	167,089	10.9%
Household & Personal Products	—	—	3,742	0.3%
Insurance	103,230	6.6%	106,165	6.9%
Materials	31,392	2.0%	45,100	2.9%
Media & Entertainment	31,282	2.0%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,692	0.9%	12,627	0.8%
Real Estate Management & Development	74,358	4.8%	71,983	4.7%
Software & Services	348,823	22.4%	327,284	21.3%
Technology Hardware & Equipment	1,062	0.1%	1,318	0.1%
Transportation	55,426	3.6%	51,974	3.4%
Utilities	743	0.0%	849	0.1%
Total	$1,553,547	100.0%	$1,536,368	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,515,590	98%	$1,516,935	99%
2	34,541	2%	19,433	1%
3	1,032	0%	—	—
4	2,384	0%	—	—
Total	$1,553,547	100%	$1,536,368	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Revenues
Our investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$32,313	88.1%	$18,035	92.6%	$63,483	88.7%	$30,306	88.2%
Paid-in-kind interest income	1,183	3.2%	571	2.9%	1,931	2.7%	1,255	3.7%
Fee income	1,012	2.8%	853	4.4%	1,942	2.7%	2,520	7.3%
Dividend and other income	2,157	5.9%	28	0.1%	4,247	5.9%	288	0.8%
Total investment income(1)	$36,665	100.0%	$19,487	100.0%	$71,603	100.0%	$34,369	100.0%
___________
(1)Such revenues represent $35,293 and $18,716 of cash income earned as well as $1,372 and $771 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2026 and 2025, respectively. Such revenues represent $69,332 and $32,849 of cash income earned as well as $2,271 and $1,520 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest, PIK, fee and dividend and other income for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in overall portfolio yields.
Expenses
Our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$3,141	$1,776	$6,237	$3,087
Subordinated income incentive fees	2,775	1,858	5,468	3,423
Capital gains incentive fees	—	170	(1,576)	489
Interest expense	9,409	3,623	18,141	5,987
Administrative services expenses	821	325	1,436	681
Distribution/servicing fees	1,999	1,132	3,983	1,922
Share transfer agent fees	163	109	309	135
Accounting and administrative fees	170	93	357	151
Audit expense	172	137	342	273
Other expenses	587	336	1,035	655
Total operating expenses	19,237	9,559	35,732	16,803
Management and incentive fee waivers	—	(3,634)	—	(6,510)
Expense waiver	—	—	—	(895)
Net operating expenses	$19,237	$5,925	$35,732	$9,398
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ratio of operating expenses to average net assets	1.91%	1.60%	3.55%	3.25%
Ratio of expense waivers to average net assets(1)	—	(0.61)%	—	(1.43)%
Ratio of net operating expenses to average net assets	1.91%	0.99%	3.55%	1.82%
Ratio of net incentive fees and interest expense to average net assets(1)	1.21%	0.63%	2.19%	1.25%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.70%	0.36%	1.36%	0.57%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and six months ended June 30, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FITS Mount Royal Credit Facility, the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.

Net Investment Income
Our net investment income totaled $17,428 ($0.43 per share) and $13,562 ($0.58 per share) for the three months ended June 30, 2026 and 2025, respectively. The increase in net investment income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 can primarily be attributed to the increase in interest, PIK, fee and dividend and other income discussed above.
Our net investment income totaled $35,871 ($0.90 per share) and $24,971 ($1.23 per share) for the six months ended June 30, 2026 and 2025, respectively. The increase in net investment income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 can primarily be attributed to the increase in interest, PIK, fee and dividend and other income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$(4,451)	$(170)	$(4,418)	$(180)
Net realized gain (loss) on foreign currency forward contracts	(6)	(47)	(6)	(51)
Net realized gain (loss) on foreign currency	(17)	27	(47)	(39)
Total net realized gain (loss)	$(4,474)	$(190)	$(4,471)	$(270)
______________
(1)We sold investments and received principal repayments of $95,118 and $26,858, respectively, during the three months ended June 30, 2026 and $13,462 and $24,030, respectively, during the three months ended June 30, 2025. We sold investments and received principal repayments of $153,589 and $42,112, respectively, during the six months ended June 30, 2026 and $13,696 and $31,481, respectively, during the six months ended June 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(1,525)	$3,384	$(21,527)	$6,599
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	51	(310)	(166)	(450)
Net change in unrealized gain (loss) on foreign currency	226	(1,526)	2,111	(1,969)
Total net change in unrealized appreciation (depreciation)	$(1,248)	$1,548	$(19,582)	$4,180
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2026 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2026, the net increase in net assets resulting from operations was $11,706 ($0.29 per share) compared to a net increase in net assets resulting from operations of $14,920 ($0.64 per share) for the three months ended June 30, 2025.
For the six months ended June 30, 2026, the net increase in net assets resulting from operations was $11,818 ($0.30 per share) compared to a net increase in net assets resulting from operations of $28,881 ($1.42 per share) for the six months ended June 30, 2025.
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
As of June 30, 2026, we had $31,707 in cash and foreign currency, which we held in custodial accounts, and $752,062 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $279,396 and unfunded equity/other commitments of $9,122. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $572,938. As of June 30, 2026, our asset coverage ratio as calculated under the 1940 Act was 276%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2026:

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.125%(2)	$123,438	(3)	$201,562	July 2, 2029
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	349,000		251,000	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	100,500		299,500	February 13, 2031
Total			$572,938		$752,062
______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €45,000 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026. British pound balance outstanding of £35,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. During the six months ended June 30, 2026, approximately $8,232 of the distributions paid represented a return of capital. During the tax year ended December 31, 2025, approximately $199 of the distributions paid represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.
The following tables reflect the cash distributions per share that we have declared on our Common Shares during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.175
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.175
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.175
Total				$1.050

	For the Six Months Ended June 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.200
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.200
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.200
Total				$1.280
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On July 9, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about August 27, 2026 to shareholders of record as of the close of business on July 31, 2026. Additionally, on July 30, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about September 28, 2026 to shareholders of record as of the close of business on August 31, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On July 1, 2026, we issued and sold 484,783 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on July 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $12,042.
On August 3, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $6,053. The final number of Common Shares issued as of August 3, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of July 31, 2026.
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

As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.45% of our total assets, as compared to 97.02% of our total assets as of December 31, 2025.
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
Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
As of June 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.
During the six months ended June 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $7,852 from the Financing Provider. As of June 30, 2026, $5,317 of these purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from July 1, 2026 through July 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of July 31, 2026, there were 15 loans with an aggregate commitment par value of $102,940, inclusive of $26,371 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 83.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 8.0% were debt investments paying fixed interest rates, 7.2% were other income producing investments and 1.2% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(31,262)	$(14,323)	$(16,939)	(12.3)%
Down 200 basis points	(25,042)	(11,459)	(13,583)	(9.9)%
Down 150 basis points	(18,799)	(8,594)	(10,205)	(7.4)%
Down 100 basis points	(12,533)	(5,729)	(6,804)	(4.9)%
Down 50 basis points	(6,266)	(2,865)	(3,401)	(2.5)%
Up 50 basis points	6,266	2,865	3,401	2.5%
Up 100 basis points	12,533	5,729	6,804	4.9%
Up 150 basis points	18,799	8,594	10,205	7.4%
Up 200 basis points	25,065	11,459	13,606	9.9%
Up 250 basis points	31,332	14,323	17,009	12.4%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of June 30, 2026					Economic Hedging As of June 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£37,270	$49,411	$54,074	$5,407		£3,223	$4,273
Euros		€41,232	47,073	46,707	4,671		€1,301	1,485
Norwegian Krone	NOK	101,972	10,461	10,588	1,059	NOK	101,972	10,461
Total			$106,945	$111,369	$11,137			$16,219
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
As of June 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $17,319, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2026, we had outstanding borrowings denominated in foreign currencies of €45,000 and £35,500 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
Other than as set forth below, neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
On June 29, 2026, Larry Jones, a purported stockholder of FS KKR Capital Corp., or FSK, an affiliate of the Company, filed a verified shareholder derivative complaint in the United States District Court for the District of Maryland against the Adviser derivatively on behalf of the FSK as nominal defendant. The case is captioned Jones v. FS/KKR Advisor, LLC et al., No. 1:26-cv-02593-JKB (D. Md.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees in respect of FSK are so disproportionately large that they bear no reasonable relationship to the services rendered to FSK and could not have been the product of arm’s-length bargaining.
On July 15, 2026, the Employees Retirement System of the City of St. Louis, a purported stockholder of FSK, an affiliate of the Company, filed a verified shareholder derivative complaint in the United States District Court for the Southern District of New York against the Adviser derivatively on behalf of FSK. The case is captioned Employees Retirement System of the City of St. Louis v. FS/KKR Advisor, LLC, No. 1:26-cv-06003 (S.D.N.Y.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees in respect of FSK are so disproportionately large that they bear no reasonable relationship to the services rendered to FSK and could not have been the product of arm’s-length bargaining.
The Adviser intends to vigorously defend these matters.
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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026) which could materially affect our business, financial condition or operating results.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended June 30, 2026 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of shares of our Common Shares effectuated under our discretionary share repurchase program during the three months ended June 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1) (in thousands)
April 1, 2026	March 2, 2026	March 30, 2026	$25.06	1,350,592	$33,693
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
On June 1, 2026, we commenced a tender offer, or the June 2026 Tender Offer, pursuant to which we offered to repurchase up to 2,030,181 Common Shares tendered prior to 11:59 p.m., E.T. on June 29, 2026, or the June 2026 Tender Offer Expiration Date. We repurchased 1,439,362 Common Shares that were validly tendered by shareholders prior to the June 2026 Tender Offer Expiration Date.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

3.1	Certificate of Trust (Previously filed as an exhibit to the Registrant’s Registration Statement on Form N-2 (File No. 811-23880) filed on June 7, 2023 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Trust (Previously filed as an exhibit to the Registrant’s Form 10-Q filed on August 13, 2025 and incorporated herein by reference)

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

10.1
Second Amendment to Revolving Credit and Security Agreement, dated as of May 14, 2026, by and among K-FITS Finance Eiffel-1 LLC, KKR FS Income Trust Select, BNP Paribas, the other lenders from time to time party thereto, and Computershare Trust Company, N.A. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 20, 2026 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2026.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer