Form 10-Q
period 2026-09-30
KKR FS Income Trust Select
filed 2026-11-12
CIK 1975736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
The number of shares of the registrant’s common shares of beneficial interest, par value $0.01 per share, outstanding as of October 30, 2026 was 38,657,963 of Class S shares.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
KKR FS Income Trust Select
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,556,831 and $1,498,662, respectively)	$1,553,919	$1,513,290
Non-controlled/affiliated investments (amortized cost—$12,684 and $3,577, respectively)	12,720	3,578
Controlled/affiliated investments (amortized cost—$50,661 and $19,454, respectively)	51,319	19,500
Total investments, at fair value (amortized cost—$1,620,176 and $1,521,693, respectively)	1,617,958	1,536,368
Cash and cash equivalents	24,341	32,963
Foreign currency (amortized cost—$2,713 and $576, respectively)	2,704	577
Receivable for investments sold and repaid	2,168	205
Income receivable	7,755	6,737
Unrealized appreciation on foreign currency forward contracts	3	194
Deferred financing costs	10,333	5,263
Prepaid expenses and other assets	1,390	1,220
Total assets	$1,666,652	$1,583,527

Liabilities
Payable for investments purchased	$3	$16,984
Debt	637,145	604,062
Unrealized depreciation on foreign currency forward contracts	573	221
Shareholders’ distributions payable	7,076	6,456
Management fees payable	3,113	2,766
Subordinated income incentive fees payable	2,681	836
Accrued capital gains incentive fee	—	1,576
Administrative services expense payable	1,044	202
Distribution/servicing fees payable	658	640
Accrued accounting and administrative fees	414	149
Interest payable	7,254	5,376
Other accrued expenses and liabilities	1,354	642
Total liabilities	661,315	639,910
Commitments and contingencies (Note 10)

Shareholders’ equity
Common Shares, $0.01 par value, unlimited shares authorized, 40,434,028 and 36,891,563 Class S shares issued and outstanding, respectively	404	369
Capital in excess of par value	1,028,731	938,087
Retained earnings (accumulated deficit)	(23,798)	5,161
Total shareholders’ equity	1,005,337	943,617
Total liabilities and shareholders’ equity	$1,666,652	$1,583,527
Net asset value per share of common shares at period end	$24.86	$25.58
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$31,136	$22,268	$93,635	$52,372
Paid-in-kind interest income	1,270	672	3,184	1,927
Fee income	600	1,253	2,398	3,773
Dividend and other income	2,117	98	5,628	304
From non-controlled/affiliated investments:
Interest income	226	—	544	—
Paid-in-kind interest income	40	—	40	—
Fee income	—	—	143	—
From controlled/affiliated investments:
Interest income	313	91	979	293
Paid-in-kind interest income	27	—	44	—
Fee income	—	—	1	—
Dividend and other income	785	174	1,521	256
Total investment income	36,514	24,556	108,117	58,925

Operating expenses
Management fees	3,113	2,289	9,350	5,376
Subordinated income incentive fees	2,681	2,273	8,149	5,696
Capital gains incentive fees	—	657	(1,576)	1,146
Interest expense	9,991	4,551	28,132	10,538
Administrative services expense	720	697	2,156	1,378
Distribution/servicing fees	2,000	1,489	5,983	3,411
Share transfer agent fees	193	132	502	267
Accounting and administrative fees	177	108	534	259
Audit expense	173	173	515	446
Other general and administrative expenses	605	713	1,640	1,368
Total operating expenses	19,653	13,082	55,385	29,885
Management and incentive fee waivers	—	(4,562)	—	(11,072)
Expense waiver	—	—	—	(895)
Net operating expenses	19,653	8,520	55,385	17,918
Net investment income before taxes	16,861	16,036	52,732	41,007
Excise taxes	97	—	97	—
Net investment income	16,764	16,036	52,635	41,007

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	724	24	(3,694)	(156)
Net realized gain (loss) on foreign currency forward contracts	(37)	(71)	(43)	(122)
Net realized gain (loss) on foreign currency	39	(298)	(8)	(337)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	3,980	4,919	(17,540)	11,534
Non-controlled/affiliated investments	9	—	35	—
Controlled/affiliated investments	645	(16)	612	(32)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(377)	154	(543)	(296)
Net change in unrealized gain (loss) on foreign currency	405	549	2,516	(1,420)
Total net realized and unrealized gain (loss)	5,388	5,261	(18,665)	9,171
Net increase (decrease) in net assets resulting from operations	$22,152	$21,297	$33,970	$50,178

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.55	$0.72	$0.85	$2.14
Weighted average shares outstanding	40,067,050	29,579,466	39,940,250	23,426,502
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$16,764	$16,036	$52,635	$41,007
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	726	(345)	(3,745)	(615)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	4,257	5,057	(17,436)	11,206
Net change in unrealized gain (loss) on foreign currency	405	549	2,516	(1,420)
Net increase (decrease) in net assets resulting from operations	22,152	21,297	33,970	50,178

Shareholder distributions
Distributions from net investment income	(16,420)	(17,775)	(50,083)	(43,680)
Return of capital	(4,614)	—	(12,846)	—
Net decrease in net assets resulting from shareholder distributions	(21,034)	(17,775)	(62,929)	(43,680)

Capital transactions
Issuance of common shares	23,199	146,541	134,084	431,949
Reinvestment of shareholder distributions	10,682	8,797	32,205	21,328
Repurchases of common shares, net of early repurchase deduction	(35,720)	(241)	(75,610)	(2,128)
Net increase (decrease) in net assets resulting from capital share transactions	(1,839)	155,097	90,679	451,149
Total increase (decrease) in net assets	(721)	158,619	61,720	457,647
Net assets at beginning of period	1,006,058	656,310	943,617	357,282
Net assets at end of period	$1,005,337	$814,929	$1,005,337	$814,929
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in thousands unless otherwise noted)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$33,970	$50,178
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(374,007)	(770,686)
Paid-in-kind interest	(3,268)	(1,927)
Proceeds from sales and repayments of investments	257,538	95,097
Net realized (gain) loss on investments	3,694	156
Net change in unrealized (appreciation) depreciation on investments	16,893	(11,502)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	543	296
Net change in unrealized (gain) loss on foreign currency	(2,516)	1,420
Accretion of discount	(1,402)	(557)
Amortization of deferred financing costs	1,488	600
(Increase) decrease in receivable for investments sold and repaid	—	(4,105)
(Increase) decrease in income receivable	(1,000)	(5,182)
(Increase) decrease in expense support receivable	—	1,206
(Increase) decrease in prepaid expenses and other assets	(170)	(659)
Increase (decrease) in payable for investments purchased	—	(25,711)
Increase (decrease) in management fees payable	347	—
Increase (decrease) in subordinated income incentive fees payable	1,845	—
Increase (decrease) in accrued capital gains incentive fee	(1,576)	1,146
Increase (decrease) in administrative services expense payable	842	546
Increase (decrease) in distribution/servicing fees payable	18	313
Increase (decrease) in accrued accounting and administrative fees	265	89
Increase (decrease) in interest payable	1,878	3,846
Increase (decrease) in other accrued expenses and liabilities	712	778
Net cash provided by (used in) operating activities	(63,906)	(664,658)
Cash flows from financing activities
Issuance of common shares	134,084	431,949
Repurchases of common shares, net of early repurchase deduction	(75,610)	(2,128)
Distributions to common shareholders	(30,104)	(19,948)
Borrowings under financing arrangements	396,375	538,087
Repayments under financing arrangements	(360,759)	(265,273)
Deferred financing costs paid	(6,558)	(2,158)
Net cash provided by (used in) financing activities	57,428	680,529
Effect of exchange rate changes on cash	(17)	19
Total increase (decrease) in cash	(6,495)	15,890
Cash, cash equivalents and foreign currency at beginning of period	33,540	10,263
Cash, cash equivalents and foreign currency at end of period	$27,045	$26,153
Supplemental information
Reinvestment of shareholder distributions	$32,205	$21,328
Federal income taxes paid during the period	—	$14
Interest paid during the period	$24,766	$6,092
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—120.0%
Advanced Dermatology & Cosmetic Surgery	(f)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/27	$4,049	$4,049	$3,523
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	06/31	444	424	444
Affordable Care Inc	(f)	Health Care Equipment & Services	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/31	1,158	1,158	1,158
AGS Health LLC	(f)	Software & Services	SF	+	4.3%			0.5%	08/32	2,924	2,918	2,919
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	357	357	357
AGS Health LLC	(i)	Software & Services	SF	+	4.5%			0.5%	08/32	1,007	1,007	1,005
A-Lign Assurance LLC	(f)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	6,661	6,603	6,576
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/32	1,974	1,964	1,949
A-Lign Assurance LLC	(i)	Software & Services	SF	+	4.3%			0.8%	08/32	948	938	935
Arcfield Acquisition Corp	(g)	Capital Goods	SF	+	5.0%			0.5%	10/31	12,143	12,143	12,143
Arcfield Acquisition Corp	(i)	Capital Goods	SF	+	5.0%			0.5%	10/31	1,943	1,943	1,943
Atwell LLC	(f)(h)	Capital Goods	SF	+	5.0%			0.8%	04/33	4,002	3,984	4,000
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	510	510	509
Atwell LLC	(i)	Capital Goods	SF	+	5.0%			0.8%	04/33	488	488	488
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/28	6,481	6,481	5,711
Avetta LLC	(f)(g)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	4,215	4,185	4,215
Avetta LLC	(i)	Software & Services	SF	+	4.2%			0.5%	07/30	501	501	501
Avetta LLC	(i)	Software & Services	SF	+	4.3%			0.5%	07/30	236	236	236
Avetta LLC	(i)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/31	1,032	1,032	1,032
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	SA	+	5.0%			0.0%	03/31	£5,066	6,463	6,721
BCA Marketplace Ltd	(f)(k)	Commercial & Professional Services	E	+	5.0%			0.0%	04/31	€2,094	2,240	2,376
BGB Group LLC	(f)(g)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	$15,897	15,897	16,056
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,045	1,045	1,055
BGB Group LLC	(i)	Media & Entertainment	SF	+	5.3%			1.0%	02/30	1,959	1,959	1,959
Bonterra LLC	(f)(g)(h)	Software & Services	SF	+	4.8%			0.8%	03/32	33,708	33,506	33,516
Bonterra LLC	(f)	Software & Services	SF	+	4.8%			0.8%	03/32	1,065	1,050	1,059
Bonterra LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/32	2,263	2,263	2,250
Cadence Education LLC	(f)(g)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,255	2,247	2,255
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	594	594	594
Cadence Education LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	05/31	663	663	663
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/30	353	353	353
Cadence Education LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	05/31	2,524	2,524	2,524
Cambrex Corp	(h)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/32	12,242	12,193	12,313
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	415	415	415
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Cambrex Corp	(f)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	$1,832	$1,832	$1,842
Cambrex Corp	(i)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/32	1,200	1,200	1,200
Carrier Fire Protection	(f)(g)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	1,265	1,257	1,265
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/30	518	518	518
Carrier Fire Protection	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/31	414	411	414
Circana Group (f.k.a. NPD Group)	(h)	Consumer Services	SF	+	4.3%			0.8%	12/29	10,793	10,793	10,793
Circana Group (f.k.a. NPD Group)	(i)	Consumer Services	SF	+	4.3%			0.8%	12/28	790	790	790
Clarience Technologies LLC	(f)(g)(h)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	24,976	24,996	24,909
Clarience Technologies LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	02/32	511	512	510
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	02/31	2,458	2,462	2,452
Clarience Technologies LLC	(i)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/32	5,447	5,445	5,432
CLEAResult Consulting Inc	(g)(h)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/31	10,489	10,409	10,489
CLEAResult Consulting Inc	(f)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	2,178	2,165	2,178
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	482	482	482
CLEAResult Consulting Inc	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/31	1,779	1,766	1,779
Clearwater Analytics LLC	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	9,150	9,106	9,072
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/33	1,694	1,690	1,680
Clearwater Analytics LLC	(i)	Software & Services	SF	+	4.5%			0.5%	06/33	1,101	1,101	1,092
Club Car Wash Operating LLC	(f)(g)	Consumer Services	SF	+	5.8%			1.0%	12/31	4,938	4,899	4,895
Club Car Wash Operating LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	12/31	38	38	38
Club Car Wash Operating LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	12/31	549	549	544
Club Car Wash Operating LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	12/31	97	97	97
ClubCorp Club Operations Inc	(h)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	8,163	8,124	8,122
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/32	555	555	552
ClubCorp Club Operations Inc	(i)	Consumer Services	SF	+	4.8%			0.8%	06/32	832	832	828
Com Laude Group Ltd	(g)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	12,959	12,901	12,792
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	2,560	2,549	2,527
Com Laude Group Ltd	(i)(k)	Software & Services	SF	+	5.0%			0.8%	12/32	1,024	1,024	1,011
Command Alkon Inc	(h)	Software & Services	SF	+	5.5%			0.8%	09/33	5,628	5,586	5,586
Command Alkon Inc	(i)	Software & Services	SF	+	5.5%			0.7%	09/33	1,072	1,072	1,072
Command Alkon Inc	(i)	Software & Services	SF	+	5.5%			0.8%	09/33	750	750	750
Community Brands Inc	(f)(g)	Software & Services	SF	+	5.3%			0.8%	07/31	10,276	10,242	9,875
Community Brands Inc	(i)	Software & Services	SF	+	5.3%			0.8%	07/31	739	739	710
Conservice LLC	(f)	Software & Services	SF	+	4.3%			0.8%	02/33	10,296	10,273	10,245
Conservice LLC	(i)	Software & Services	SF	+	4.5%			0.8%	02/33	1,402	1,402	1,395
CSafe Global	(f)(g)(h)	Transportation	SF	+	5.8%			0.8%	12/28	7,125	7,127	7,125
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
CSafe Global	(f)	Transportation	SA	+	5.8%			0.8%	12/28	£948	$1,197	$1,257
CSafe Global	(f)	Transportation	SF	+	5.8%			0.8%	03/29	$288	288	288
CSafe Global	(i)	Transportation	SF	+	5.8%			0.8%	03/29	217	217	217
Dental365 LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	11,903	11,909	11,903
Dental365 LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	5,243	5,227	5,243
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/28	1,963	1,961	1,963
Dental365 LLC	(i)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/28	391	391	391
DuBois Chemicals Inc	(f)(g)	Materials	SF	+	5.0%			0.8%	06/31	12,668	12,620	12,387
DuBois Chemicals Inc	(i)	Materials	SF	+	5.0%			0.8%	06/31	1,894	1,888	1,852
Eagle Railcar Services Roscoe Inc	(g)	Transportation	SF	+	4.5%			0.5%	06/32	10,496	10,474	10,044
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.8%			0.5%	06/32	1,988	1,988	1,902
Eagle Railcar Services Roscoe Inc	(i)	Transportation	SF	+	4.8%			0.5%	06/32	2,209	2,209	2,114
Eide Bailly LLP	(h)	Financial Services	SF	+	5.0%			0.8%	07/33	3,482	3,465	3,465
Eide Bailly LLP	(i)	Financial Services	SF	+	5.0%			0.8%	07/33	1,045	1,045	1,039
Eide Bailly LLP	(i)	Financial Services	SF	+	5.0%			0.8%	07/33	696	696	693
Excelitas Technologies Corp	(h)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/29	1,065	1,073	1,060
Express Wash Concepts LLC	(f)(h)	Consumer Services	SF	+	5.3%			1.0%	09/32	1,922	1,911	1,910
Express Wash Concepts LLC	(f)	Consumer Services	SF	+	5.3%			1.0%	09/32	2	2	2
Express Wash Concepts LLC	(i)	Consumer Services	SF	+	5.3%			1.0%	09/32	316	316	314
Express Wash Concepts LLC	(i)	Consumer Services	SF	+	5.3%			1.0%	09/32	74	74	74
Flexera Software LLC	(g)(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	22,269	22,256	21,977
Flexera Software LLC	(f)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/32	€6,720	7,849	7,523
Flexera Software LLC	(i)	Software & Services	SF	+	4.8%			0.5%	08/32	$1,806	1,807	1,783
Follett Software Co	(g)	Software & Services	SF	+	4.5%			0.5%	08/31	10,791	10,791	10,791
Follett Software Co	(i)	Software & Services	SF	+	4.5%			0.5%	08/30	1,018	1,018	1,018
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	7,277	7,265	7,277
Foundation Risk Partners Corp	(f)	Insurance	SF	+	4.8%			0.8%	10/30	3,386	3,381	3,386
Foundation Risk Partners Corp	(i)	Insurance	SF	+	4.8%			0.8%	10/30	858	858	858
Frontline Road Safety LLC	(f)(g)(h)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/32	25,641	25,545	25,384
Frontline Road Safety LLC	(f)	Capital Goods	SF	+	4.8%			0.0%	03/32	243	241	241
Frontline Road Safety LLC	(i)	Capital Goods	SF	+	4.8%			0.0%	03/32	2,534	2,534	2,508
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	175	176	175
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%			0.8%	09/28	153	152	153
Galway Partners Holdings LLC	(f)(g)	Insurance	SF	+	4.5%			0.8%	09/28	8,644	8,650	8,644
Galway Partners Holdings LLC	(f)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/28	211	202	211
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%			0.8%	09/28	919	919	919
Galway Partners Holdings LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/28	947	947	947
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
GE Vernova Electrification Software LLC	(f)(g)	Software & Services	SF	+	4.8%			0.8%	03/33	$10,290	$10,240	$10,125
GE Vernova Electrification Software LLC	(i)	Software & Services	SF	+	4.8%			0.8%	03/33	1,826	1,826	1,796
Gigamon Inc	(f)	Software & Services	SF	+	5.8%			0.8%	03/29	4,047	4,047	3,961
Higginbotham Insurance Agency Inc	(f)(g)	Insurance	SF	+	4.5%			1.0%	06/31	16,080	16,080	16,032
Higginbotham Insurance Agency Inc	(i)	Insurance	SF	+	4.5%			1.0%	06/31	1,160	1,160	1,157
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	08/31	665	665	665
Homrich & Berg Inc	(h)	Financial Services	SF	+	4.8%			0.8%	11/31	12,886	12,874	12,886
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/31	1,723	1,723	1,720
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	762	762	762
Homrich & Berg Inc	(i)	Financial Services	SF	+	4.5%			0.8%	11/31	4,965	4,965	4,956
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/32	15,761	15,709	15,677
Horizon CTS Buyer LLC	(f)	Capital Goods	SF	+	4.5%			0.8%	03/32	2,204	2,209	2,192
Horizon CTS Buyer LLC	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	5,701	5,696	5,671
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%			0.8%	03/32	1,986	1,986	1,976
Horizon CTS Buyer LLC	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/32	1,243	1,243	1,236
Inhabit IQ	(h)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	4,662	4,652	4,631
Inhabit IQ	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/32	1,311	1,311	1,303
Inhabit IQ	(i)	Software & Services	SF	+	4.5%			0.8%	01/32	820	820	814
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			0.8%	05/28	121	121	105
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	222	222	192
Insightsoftware.Com Inc	(f)	Software & Services	SF	+	5.3%			1.0%	05/28	2,426	2,426	2,101
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			0.8%	05/28	2,378	2,378	2,059
Insightsoftware.Com Inc	(i)	Software & Services	SF	+	5.3%			1.0%	05/28	—	—	—
Integrated Power Services LLC	(f)(g)(h)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	23,139	23,072	22,861
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/30	1,454	1,454	1,436
Integrated Power Services LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/31	2,419	2,419	2,390
Integrity Marketing Group LLC	(f)(g)(h)	Insurance	SF	+	5.0%			0.8%	08/28	21,531	21,573	21,531
Integrity Marketing Group LLC	(i)	Insurance	SF	+	5.0%			0.8%	08/28	5	5	5
IntraFi Network LLC	(e)(h)	Financial Services	SF	+	4.0%			0.0%	07/31	75	74	74
J S Held LLC	(f)(g)	Insurance	SF	+	4.8%			1.0%	06/28	20,203	20,203	20,116
J S Held LLC	(i)	Insurance	SF	+	4.8%			1.0%	06/28	1,357	1,357	1,351
Jeppesen Holdings LLC	(g)(k)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	11/32	12,949	12,906	12,863
Jeppesen Holdings LLC	(i)(k)	Software & Services	SF	+	4.3%			0.5%	11/32	671	671	667
Keystone Agency Partners LLC	(f)(g)(h)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	29,277	29,161	29,043
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/32	3,067	3,067	3,043
Keystone Agency Partners LLC	(i)	Insurance	SF	+	4.5%			0.8%	08/32	2,324	2,321	2,305
Learning Experience Corp/The	(g)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.5%	07/32	3,112	3,100	3,144
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Learning Experience Corp/The	(i)	Consumer Services	SF	+	4.8%			0.8%	07/32	$685	$685	$685
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%			0.8%	08/30	445	426	441
Legends Hospitality LLC	(g)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/31	15,702	15,353	15,545
Legends Hospitality LLC	(f)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/31	880	874	871
Legends Hospitality LLC	(i)	Consumer Services	SF	+	5.0%			0.8%	08/30	1,335	1,335	1,322
MAI Capital Management LLC	(h)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/31	6,932	6,904	6,932
MAI Capital Management LLC	(f)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	2,167	2,165	2,167
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	1,688	1,684	1,688
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/31	1,269	1,269	1,269
MAI Capital Management LLC	(i)	Financial Services	SF	+	4.8%			0.8%	08/31	928	928	928
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	18,285	18,369	18,285
MB2 Dental Solutions LLC	(f)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	208	208	208
MB2 Dental Solutions LLC	(i)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/31	886	886	886
Med-Metrix	(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/32	14,902	14,839	14,832
Med-Metrix	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/32	2,889	2,889	2,876
Med-Metrix	(i)	Software & Services	SF	+	4.5%			0.8%	07/32	2,637	2,637	2,625
Med-Metrix	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/32	3,309	3,309	3,293
Mercer Advisors	(f)(h)	Financial Services	SF	+	4.5%			0.8%	10/30	17,588	17,520	17,588
Mercer Advisors	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	7,368	7,368	7,368
Mercer Advisors	(i)	Financial Services	SF	+	4.5%			0.8%	10/30	236	235	236
Misys Ltd	(e)(f)(k)	Software & Services	SF	+	4.0%			0.0%	09/32	7,863	7,796	7,604
Model N Inc	(f)(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/31	12,505	12,468	12,167
Model N Inc	(i)	Software & Services	SF	+	4.8%			0.8%	06/31	1,258	1,256	1,224
NAVEX Global Inc	(f)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/32	8,436	8,398	8,271
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/31	183	183	179
NAVEX Global Inc	(i)	Software & Services	SF	+	5.0%			0.8%	10/32	3,867	3,857	3,791
NEFCO Corp	(h)	Capital Goods	SF	+	4.3%			0.8%	01/33	9,265	9,244	9,265
NEFCO Corp	(f)	Capital Goods	SF	+	4.5%			0.8%	01/33	476	476	476
NEFCO Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	01/33	1,985	1,985	1,985
NEFCO Corp	(i)	Capital Goods	SF	+	4.5%			0.8%	01/33	847	847	847
NeoGov Newt Holdco Inc	(f)(g)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/32	6,676	6,656	6,609
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/31	340	340	337
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%			0.5%	09/31	756	756	748
NeoGov Newt Holdco Inc	(i)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/32	1,074	1,074	1,063
Netsmart Technologies Inc	(g)(h)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/31	23,002	22,880	22,659
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/31	2,908	2,908	2,865
Netsmart Technologies Inc	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/31	2,967	2,959	2,922
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
OEConnection LLC	(f)(g)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	$8,752	$8,726	$8,699
OEConnection LLC	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/32	4,231	4,231	4,206
OEConnection LLC	(i)	Software & Services	SF	+	4.5%			0.5%	12/32	1,091	1,091	1,085
Orion Services Group LLC	(f)(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/32	6,659	6,626	6,575
Orion Services Group LLC	(f)	Capital Goods	SF	+	4.8%			0.8%	11/32	165	163	164
Orion Services Group LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	11/32	114	113	113
Pavement Preservation Group Inc	(g)	Capital Goods	SF	+	5.3%			1.0%	08/30	3,207	3,207	3,173
Pavement Preservation Group Inc	(f)	Capital Goods	SF	+	5.3%			1.0%	08/30	142	142	141
Pavement Preservation Group Inc	(i)	Capital Goods	SF	+	5.3%			1.0%	08/30	384	384	380
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	265	265	259
PCI Pharma Services	(f)(g)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	7,378	7,361	7,212
PCI Pharma Services	(f)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	167	167	164
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	11,445	11,410	11,187
PCI Pharma Services	(i)(k)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/32	3,180	3,180	3,108
Pike Corp	(f)(g)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	12,961	12,926	12,809
Pike Corp	(i)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/32	2,266	2,266	2,239
Pike Corp	(i)	Capital Goods	SF	+	4.3%			0.8%	12/32	1,813	1,813	1,792
Precisely Software Inc	(e)(f)	Software & Services	SF	+	4.0%			0.8%	04/28	15,337	15,028	12,577
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	2,783	2,760	2,759
Premise Health Holding Corp	(f)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	392	389	389
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	221	221	219
Premise Health Holding Corp	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/32	378	378	375
PROS Holdings Inc	(g)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/32	4,440	4,435	4,424
PROS Holdings Inc	(i)	Software & Services	SF	+	4.3%			0.0%	12/32	515	515	513
PSC Group	(f)	Transportation	SF	+	5.3%			0.8%	04/30	49	49	48
PSC Group	(f)(g)	Transportation	SF	+	5.3%			0.8%	04/31	786	782	775
PSC Group	(i)	Transportation	SF	+	5.3%			0.8%	04/30	53	53	52
PSKW LLC (dba ConnectiveRx)	(g)(h)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/28	23,712	23,715	23,712
Radwell International LLC	(f)(h)	Capital Goods	SF	+	4.8%			0.8%	04/30	4,807	4,812	4,793
Radwell International LLC	(f)(h)	Capital Goods	SF	+	4.8%			0.8%	04/30	16,013	16,086	15,965
Radwell International LLC	(i)	Capital Goods	SF	+	4.8%			0.8%	04/30	964	964	961
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	693	693	693
Railpros Inc	(f)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	64	64	64
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	108	108	108
Railpros Inc	(i)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/32	151	151	151
Resa Power LLC	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	13,704	13,663	13,704
Resa Power LLC	(f)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	581	581	581
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/32	$188	$188	$188
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/32	1,773	1,768	1,773
Resa Power LLC	(i)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/32	919	919	919
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	1,447	1,443	1,427
Revere Superior Holdings Inc	(f)	Software & Services	SF	+	5.0%			1.0%	10/29	99	97	98
Revere Superior Holdings Inc	(f)(h)	Software & Services	SF	+	5.0%			1.0%	10/29	10,688	10,659	10,540
Revere Superior Holdings Inc	(i)	Software & Services	SF	+	5.0%			1.0%	10/29	643	643	634
Rialto Capital Management LLC	(g)	Financial Services	SF	+	5.0%			0.8%	12/30	10,307	10,251	10,307
Rialto Capital Management LLC	(i)	Financial Services	SF	+	5.0%			0.8%	12/30	511	511	511
Rockefeller Capital Management LP	(f)(g)	Financial Services	SF	+	4.5%			0.5%	12/32	24,896	24,788	25,145
Rockefeller Capital Management LP	(i)	Financial Services	SF	+	4.5%			0.5%	12/32	1,980	1,980	2,000
SAMBA Safety Inc	(g)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	2,951	2,945	2,920
SAMBA Safety Inc	(f)	Software & Services	SF	+	4.8%			1.0%	12/32	11	11	11
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/32	360	360	356
SAMBA Safety Inc	(i)	Software & Services	SF	+	4.8%			1.0%	12/32	256	256	254
Schellman Inc	(h)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	7,099	7,065	7,099
Schellman Inc	(i)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/33	663	663	663
Schellman Inc	(i)	Software & Services	SF	+	4.8%			0.8%	04/33	995	995	995
Service Express Inc	(g)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	8,409	8,409	8,394
Service Express Inc	(f)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	269	264	268
Service Express Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	12,670	12,623	12,647
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/32	2,920	2,920	2,915
Service Express Inc	(i)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/32	2,633	2,633	2,628
Service Logic LLC	(f)(g)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	13,469	13,443	13,338
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/32	1,777	1,777	1,760
Service Logic LLC	(i)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/32	1,625	1,625	1,609
Solera LLC	(e)(f)	Software & Services	SF	+	4.0%			0.5%	06/28	5,153	5,007	4,841
Sphera Solutions Inc	(f)(g)(h)	Software & Services	SF	+	4.5%			0.5%	09/32	25,076	25,018	23,202
Sphera Solutions Inc	(f)	Software & Services	SF	+	4.5%			0.5%	09/32	1,754	1,752	1,623
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	5,156	5,156	4,771
Sphera Solutions Inc	(i)	Software & Services	SF	+	4.5%			0.5%	09/32	1,684	1,684	1,558
Spins LLC	(f)(h)	Software & Services	SF	+	4.8%			1.0%	01/29	12,027	12,027	11,967
Spins LLC	(i)	Software & Services	SF	+	4.8%			1.0%	01/29	772	772	769
Spotless Brands LLC	(g)(h)	Consumer Services	SF	+	5.8%			1.0%	07/28	23,633	23,633	23,633
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	492	492	492
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.8%			1.0%	07/28	4,422	4,422	4,422
Spotless Brands LLC	(f)	Consumer Services	SF	+	5.0%			1.0%	07/28	1,087	1,094	1,078
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.8%			1.0%	07/28	$328	$328	$328
Spotless Brands LLC	(i)	Consumer Services	SF	+	5.0%			1.0%	07/28	1,428	1,428	1,415
Sunbelt Solomon Services LLC	(f)	Capital Goods	SF	+	5.0%			0.7%	08/33	406	406	404
Sunbelt Solomon Services LLC	(h)	Capital Goods	SF	+	5.0%			0.7%	08/33	8,121	8,081	8,080
Sunbelt Solomon Services LLC	(i)	Capital Goods	SF	+	5.0%			0.7%	08/33	1,334	1,334	1,327
Sunbelt Solomon Services LLC	(i)	Capital Goods	SF	+	5.0%			0.7%	08/33	1,611	1,611	1,603
SureScripts LLC	(h)	Health Care Equipment & Services	SF	+	5.0%			0.8%	11/31	16,930	16,807	16,930
SureScripts LLC	(g)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	6,256	6,256	6,256
SureScripts LLC	(i)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/31	3,753	3,755	3,753
Trackunit ApS	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	6,843	6,759	6,747
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	3,041	3,023	2,999
Trackunit ApS	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/32	1,521	1,511	1,499
Turnpoint Services Inc	(f)	Capital Goods	SF	+	5.3%			0.8%	06/30	270	270	251
Turnpoint Services Inc	(f)(g)	Capital Goods	SF	+	5.3%			0.8%	06/31	5,049	5,014	4,688
Turnpoint Services Inc	(i)	Capital Goods	SF	+	5.3%			0.8%	06/30	343	343	319
USIC Holdings Inc	(f)(g)(h)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	12,138	12,096	12,013
USIC Holdings Inc	(f)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	1,771	1,764	1,753
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/31	50	50	50
USIC Holdings Inc	(i)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/31	216	216	213
Veriforce LLC	(f)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	4,873	4,856	4,873
Veriforce LLC	(f)(k)	Software & Services	SA	+	4.5%			0.8%	11/31	£1,666	2,089	2,210
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	$468	468	468
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.5%			0.8%	11/31	259	259	259
Veriforce LLC	(i)(k)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/31	12,450	12,450	12,353
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	7,376	7,351	7,376
Vermont Information Processing Inc	(f)	Software & Services	SF	+	4.5%			0.5%	01/32	497	497	497
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/32	1,934	1,934	1,934
Vermont Information Processing Inc	(i)	Software & Services	SF	+	4.5%			0.5%	01/32	332	332	332
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	17,634	17,632	17,207
VetCor Professional Practices LLC	(f)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	45	45	44
VetCor Professional Practices LLC	(f)(g)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/29	439	438	431
VetCor Professional Practices LLC	(i)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/29	68	68	66
Vigor Marine Group LLC	(g)(h)	Transportation	SF	+	4.5%			0.5%	08/33	20,721	20,670	20,669
Vigor Marine Group LLC	(i)	Transportation	SF	+	4.5%			0.5%	08/33	2,532	2,532	2,526
Vigor Marine Group LLC	(i)	Transportation	SF	+	4.5%			0.5%	08/33	3,747	3,747	3,738
Vitu	(g)(h)	Software & Services	SF	+	4.5%			0.8%	01/32	15,879	15,832	16,038
Vitu	(i)	Software & Services	SF	+	4.5%			0.8%	01/31	2,613	2,613	2,613
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(f)(g)	Financial Services	SF	+	4.3%			1.0%	10/28	$8,020	$8,003	$7,952
Wealth Enhancement Group LLC	(f)(h)	Financial Services	SF	+	4.3%			1.0%	10/28	2,627	2,624	2,605
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	876	876	869
Wealth Enhancement Group LLC	(i)	Financial Services	SF	+	4.3%			1.0%	10/28	360	360	357
WebPros Holding Sarl	(f)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	11/32	17,140	16,905	16,840
WebPros Holding Sarl	(i)(k)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	11/32	2,142	2,128	2,105
Wedgewood Weddings	(g)	Consumer Services	SF	+	4.3%			0.8%	06/32	14,323	14,265	14,323
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	2,894	2,879	2,894
Wedgewood Weddings	(i)	Consumer Services	SF	+	4.3%			0.8%	06/32	2,894	2,894	2,894
West Star Aviation Inc	(g)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/32	16,138	16,089	16,138
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%			0.8%	05/32	684	684	684
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	2,598	2,585	2,598
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%			0.8%	05/32	1,596	1,596	1,596
West Star Aviation Inc	(i)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/32	798	798	798
Woolpert Inc	(f)	Capital Goods	SF	+	4.5%			1.0%	04/31	648	648	635
Woolpert Inc	(f)(g)(h)	Capital Goods	SF	+	4.5%			1.0%	04/32	31,573	31,577	30,941
Woolpert Inc	(i)	Capital Goods	SF	+	4.5%			1.0%	04/31	2,592	2,592	2,541
Xylem Kendall	(f)(h)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,894	3,894	3,892
Xylem Kendall	(f)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	477	477	477
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/30	3,532	3,532	3,529
Xylem Kendall	(i)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/30	124	124	124
Total Senior Secured Loans—First Lien											1,452,239	1,439,608
Unfunded Loan Commitments											(233,357)	(233,357)
Net Senior Secured Loans—First Lien											1,218,882	1,206,251

Subordinated Debt—0.1%
Affordable Care Inc	(f)	Health Care Equipment & Services			10.0%	PIK			06/32	1,059	1,059	1,059
Total Subordinated Debt											1,059	1,059

Asset Based Finance—40.6%
Advancion Corp/IL, Revolver	(f)	Materials	SF	+	5.0%			1.0%	09/29	$5,308	5,308	5,308
Advancion Corp/IL, Revolver	(i)	Materials	SF	+	5.0%			1.0%	09/29	$2,275	2,275	2,275
Auxilior Capital Partners Inc, Preferred Equity	(f)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/30	$1,016	1,016	1,012
Bond Aviation Holdings LLC, Term Loan	(f)(p)	Transportation			9.0%				10/33	$12,151	12,151	12,151
Bond Aviation Holdings LLC, Term Loan	(f)(p)	Transportation			9.0%	PIK			10/33	$484	484	484
Bond Aviation Holdings LLC, Term Loan	(i)(p)	Transportation			9.0%				10/33	$3,886	3,886	3,886
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Bond Aviation Holdings LLC, Term Loan	(i)(p)	Transportation			9.0%	PIK		10/33	$3,331	$3,331	$3,331
Cast & Crew LLC, Revolver	(f)	Media & Entertainment	SF	+	4.8%		1.0%	12/28	$6,290	6,290	6,322
Cast & Crew LLC, Revolver	(i)	Media & Entertainment	SF	+	4.8%		1.0%	12/28	$3,028	3,028	3,044
CPS Auto Securitization Trust 2026-1, ABS	(f)(k)	Financial Services			8.8%			05/33	$5,000	5,000	4,905
Discover Financial Services, Subordinated Loan	(f)(k)(q)	Financial Services			15.0%			09/34	$2,361	2,361	2,361
EFMT 2024-INV1, ABS	(e)(f)(k)	Real Estate Management & Development			7.3%			03/69	$3,828	3,652	3,820
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$4,022	4,022	4,022
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/28	$788	788	788
Fidelis Mortgage Trust 2025-RTL1, ABS	(e)(f)(k)	Real Estate Management & Development			9.0%			02/40	$2,700	2,657	2,688
FIGRE Trust 2024-HE3, ABS	(e)(f)(k)	Real Estate Management & Development			9.3%			07/54	$1,148	1,153	1,180
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(f)(k)	Capital Goods	SF	+	4.8%		0.8%	06/29	$16,078	16,078	16,078
Fourways Aggregator LP (Norway_France)	(f)(k)	Financial Services							215,307	240	268
Galaxy Container, Bond	(f)(q)	Transportation			8.6%	PIK		01/34	$130	130	130
Galaxy Container, Bond	(f)(q)	Transportation			13.6%	PIK		04/34	$418	418	418
Galaxy Container, Bond	(f)(q)	Transportation			13.6%	PIK		06/34	$257	257	257
Global Lending Services LLC, ABF Equity	(f)(k)(l)	Financial Services							1,601,337	1,601	2,709
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/33	$1,348	1,348	1,348
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/33	$841	841	841
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			08/33	$809	809	809
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			11/33	$1,401	1,401	1,401
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			02/34	$1,473	1,473	1,473
Global Lending Services LLC, Bond	(f)(k)	Financial Services			12.5%			05/34	$534	534	534
Hercules Aggregator LP (Flexsys Holdings Inc)	(f)	Materials							6,686,263	6,686	6,557
HOMES 2024-AFC1 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			7.6%			08/59	$1,167	1,110	1,156
Income Contingent Student Loans 1 2002-2006 PLC, ABS	(f)(k)	Financial Services			8.0%			07/56	£2,942	3,661	4,362
Income Contingent Student Loans 2 2007-2009 PLC, ABS	(f)(k)	Financial Services			8.0%			07/58	£8,776	10,920	12,584
Intuit (Project Guava), ABF Equity	(f)(k)	Financial Services							666,690	667	684
Kasper 2 LP (Santander Consumer Bank AS)	(f)(k)	Banks							92,926,351	9,317	9,757
Kilter Finance 2.0, Common Stock	(f)(k)(q)	Insurance							1,216,383	1,216	1,250
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
KKR Altitude III Offshore Aggregator (Altitude III)	(f)(k)(l)(q)	Capital Goods						251,175	$251	$251
KKR Lombardy Aggregator LP (SKP German Bank)	(f)(k)	Financial Services						780,225	917	864
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	(f)(l)(p)	Transportation						49,341	49	85
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	(f)(k)	Financial Services						15,589,836	15,590	15,664
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	(f)(k)(l)	Financial Services						1,185,271	1,185	1,263
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	(f)(k)	Financial Services						3,429,908	3,430	3,629
KSC I Aircraft LP, ABF Equity	(f)(k)(q)	Capital Goods						36,893,015	36,893	37,604
Laurel Road Prime Student Loan Trust 2017-B, ABS	(f)(k)	Financial Services			7.2%		08/42	$865	1,167	1,160
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			6.9%		08/40	$475	475	472
LHOME Mortgage Trust 2025-RTL3, ABS	(e)(f)(k)	Real Estate Management & Development			8.7%		08/40	$339	339	338
Likewize Corp, Revolver	(f)(k)	Commercial & Professional Services	SF	+	5.0%	1.0%	05/29	$5,665	5,665	5,665
Likewize Corp, Revolver	(i)(k)	Commercial & Professional Services	SF	+	5.0%	1.0%	05/29	$4	4	4
MEMIC Insurance, ABS	(f)(k)	Insurance			9.0%		12/45	$5,604	5,604	5,605
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			6.4%		09/70	$1,972	1,945	1,954
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			7.3%		09/70	$3,406	3,242	3,305
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			2.1%		09/70	$64,361	3,345	3,449
Morgan Stanley Residential Mortgage Loan Trust 2025-DSC3, ABS	(f)(k)	Real Estate Management & Development			0.3%		09/70	$64,361	304	301
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			6.6%		07/70	$1,542	1,521	1,530
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			7.2%		07/70	$2,800	2,671	2,736
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			1.8%		07/70	$62,552	2,571	2,702
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM6, ABS	(f)(k)	Real Estate Management & Development			0.3%		07/70	$62,552	301	263
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			6.6%		09/70	$1,343	1,338	1,329
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			7.0%		09/70	$2,140	1,992	2,044
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			1.8%			09/70	$70,129	$3,079	$3,131
Morgan Stanley Residential Mortgage Loan Trust 2025-NQM9, ABS	(f)(k)	Financial Services			0.3%			09/70	$70,129	346	370
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.5%			01/71	$1,819	1,819	1,793
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.8%			01/71	$1,084	973	992
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			0.3%			01/71	$67,395	347	375
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			1.8%			01/71	$67,395	3,335	3,569
Morgan Stanley Residential Mortgage Loan Trust 2026-DSC1, ABS	(f)(k)	Real Estate Management & Development			6.8%			01/71	$2,064	2,017	2,002
Newday Group Jersey Ltd, Bond	(f)(k)	Financial Services			12.8%	PIK		08/36	£15,108	20,172	20,041
Octane Receivables Trust 2025-1, ABS	(f)(k)	Automobiles & Components			11.8%			04/33	$2,038	3,601	4,033
Octane Receivables Trust 2025-1, ABS	(e)(f)(k)	Automobiles & Components			7.0%			04/33	$1,609	1,608	1,584
Opendoor Labs Inc, Structured Mezzanine	(h)(k)	Real Estate Management & Development			12.5%			02/29	$4,955	4,955	4,987
Orange Maple 2025-2 DAC, ABF Equity	(f)(k)	Banks							21,581,000	24,988	24,502
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			10/27	$2,757	2,757	2,742
Philippine Airlines 777, Term Loan	(f)(k)	Transportation			6.5%			12/27	$2,669	2,669	2,650
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%			10/27	$1,887	1,887	1,877
Philippine Airlines 777, Term Loan	(i)(k)	Transportation			6.5%			12/27	$1,887	1,887	1,874
Progress Residential 2024-SFR4 Trust, Structured Mezzanine	(e)(f)(k)	Real Estate Management & Development			3.4%			07/41	$1,875	1,482	1,699
Rosemawr Management LLC, ABS	(f)	Utilities			5.0%			08/54	$546	492	497
Rosemawr Management LLC, Structured Mezzanine	(f)	Utilities			7.3%			08/54	$212	192	208
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			11/33	$1,186	1,186	1,186
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			01/34	$2,700	2,700	2,700
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			03/34	$726	726	726
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			03/34	$346	346	346
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			04/34	$740	740	740
Sallie Mae Levered, Bond	(f)(k)(q)	Financial Services			13.0%			07/34	$309	309	309
Sallie Mae Levered, Term Loan	(f)(k)(q)	Financial Services	SF	+	2.8%			11/32	$225	225	225
Sallie Mae Levered, Term Loan	(i)(k)(q)	Financial Services	SF	+	2.8%			11/32	$13	13	13
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			1.4%			01/65	$36,460	1,098	1,285
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			0.4%			01/65	$36,460	180	178
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$801	$781	$754
Santander Mortgage Asset Receivable Trust 2025-NQM1, ABS	(f)(k)	Real Estate Management & Development			7.3%				01/65	$777	753	748
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			7.0%				07/65	$6,091	5,889	5,976
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			1.5%				07/65	$68,418	2,201	2,238
Santander Mortgage Asset Receivable Trust 2025-NQM4, ABS	(f)(k)	Real Estate Management & Development			0.4%				07/65	$68,418	341	347
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(f)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$9,058	9,058	9,099
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(i)(k)	Media & Entertainment	SF	+	6.3%			0.8%	03/28	$3,772	3,772	3,789
Setna SPV I, Term Loan	(f)(k)	Transportation			5.9%				12/31	$7,475	7,475	7,220
Setna SPV I, Term Loan	(i)(k)	Transportation			5.9%				12/31	$119	119	115
Slate Venture Holdings LP, Term Loan	(f)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/29	$1,510	1,510	1,510
Sotheby's, Revolver	(f)	Consumer Services	SF	+	4.8%			0.8%	02/29	$761	761	761
Sotheby's, Revolver	(i)	Consumer Services	SF	+	4.8%			0.8%	02/29	$14,464	14,464	14,464
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	(f)(k)	Financial Services								9,363,764	10,870	11,150
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	(f)(k)	Financial Services								655,958	867	913
SPV Carmen Holdings Agg (Discover Financial Services)	(f)(k)(q)	Financial Services								1,288,442	1,288	1,252
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	(f)(l)(q)	Transportation								196,307	196	187
SPV Maguire Flow Agg (Sallie Mae Levered)	(f)(k)(q)	Financial Services								1,418,771	1,419	1,377
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	(f)(l)	Consumer Durables & Apparel								3,313,819	3,314	4,415
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	(f)(k)(l)	Financial Services								2,607,847	3,481	5,712
Sunshine Mortgage Funding 1 PLC, ABF Equity	(f)(k)(l)	Financial Services								11,998,480	15,942	17,031
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(f)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$11,722	11,722	11,793
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(i)(k)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/29	$3,651	3,651	3,674
Unison Trust 2025-1, ABS	(e)(f)(k)	Real Estate Management & Development			6.0%				07/55	$9,832	9,047	9,070
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	(f)(k)	Materials	SF	+	4.8%			1.0%	04/29	$16,614	16,541	16,614
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor(b)	Maturity	Principal Amount(c)/Shares	Amortized Cost	Fair Value(d)
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	(i)(k)	Materials	SF	+	4.8%	1.0%	04/29	$2,809	$2,809	$2,809
Vietjet Aviation JSC, Term Loan	(f)(h)(k)	Transportation			9.4%		03/37	$11,094	11,094	10,713
Vontive Inc, Preferred Stock	(f)(k)(l)	Financial Services						139,065	139	139
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(f)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$7,265	7,224	7,322
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(i)(k)	Capital Goods	SF	+	5.5%	0.8%	10/28	$7,870	7,870	7,932
Total Asset Based Finance									447,635	458,168
Unfunded Commitments									(49,784)	(49,784)
Net Asset Based Finance									397,851	408,384

Equity/Other—0.2%
Affordable Care Inc, Class A Common Stock	(f)(l)	Health Care Equipment & Services						4,985	2,384	2,264
Total Equity/Other									2,384	2,264
TOTAL INVESTMENTS—160.9%									1,620,176	1,617,958

Cash and Cash Equivalents
Allspring Government Money Market Fund Institutional Class	(n)				3.5%				9,059	9,059
Total Money Market Funds									9,059	9,059
Other Cash									15,282	15,282
TOTAL CASH AND CASH EQUIVALENTS—2.4%									$24,341	24,341

LIABILITIES IN EXCESS OF OTHER ASSETS—(63.3)%										(636,962)
NET ASSETS—100.0%										$1,005,337

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2026	Unrealized Appreciation (Depreciation)
EUR	2/19/27	Goldman Sachs Bank USA		€799	Sold	$911	$911	$—
EUR	5/25/28	Goldman Sachs Bank USA		€480	Sold	546	559	(13)
GBP	11/30/27	Goldman Sachs Bank USA		£1,700	Sold	2,138	2,258	(120)
GBP	3/30/28	Goldman Sachs Bank USA		£974	Sold	1,297	1,294	3
GBP	3/29/29	Goldman Sachs Bank USA		£550	Sold	725	731	(6)
NOK	1/28/28	Goldman Sachs Bank USA	NOK	105,229	Sold	10,502	10,936	(434)
Total						$16,119	$16,689	$(570)
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

________________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2026, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.08%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.75% and the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.62%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(j)Not used.
(k)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, 72.9% of the Company’s total assets represented qualifying assets.
(l)Security is non-income producing.
(m)Not used.
(n)Rate represents the 7-day yield as of September 30, 2026.
(o)Security may be deemed to be a “restricted security.” As of September 30, 2026, the aggregate fair value of these securities is $150,539, or 14.9% of the Company’s net assets. The initial acquisition dates have been included for such securities (see Note 8).
(p)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person as of September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	$3,084	$9,067	$—	$—	$—	$12,151	$544	$—	$143	$—
Bond Aviation Holdings LLC, Term Loan	444	40	—	—	—	484	—	40	—	—
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	50	—	—	—	35	85	—	—	—	—
Total	$3,578	$9,107	$—	$—	$35	$12,720	$544	$40	$143	$—
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2026.
See notes to unaudited consolidated financial statements.

KKR FS Income Trust Select
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

(q)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and is generally deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control as of September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
Discover Financial Services, Subordinated Loan	$2,369	$—	$(8)	$—	$—	$2,361	$274	$—	$—	$—
Galaxy Container, Bond	—	130	—	—	—	130	—	7	—	—
Galaxy Container, Bond	—	418	—	—	—	418	—	26	—	—
Galaxy Container, Bond	—	257	—	—	—	257	—	11	—	—
Kilter Finance 2.0, Common Stock	—	1,216	—	—	34	1,250	—	—	—	40
KKR Altitude III Offshore Aggregator (Altitude III)	—	251	—	—	—	251	—	—	—	—
KSC I Aircraft LP, ABF Equity	12,152	24,742	—	—	710	37,604	—	—	—	1,127
Sallie Mae Levered, Bond	2,699	—	(1,513)	—	—	1,186	310	—	—	—
Sallie Mae Levered, Bond	—	2,700	—	—	—	2,700	253	—	—	—
Sallie Mae Levered, Bond	—	726	—	—	—	726	52	—	—	—
Sallie Mae Levered, Bond	—	346	—	—	—	346	23	—	—	—
Sallie Mae Levered, Bond	—	740	—	—	—	740	49	—	—	—
Sallie Mae Levered, Bond	—	309	—	—	—	309	8	—	—	—
Sallie Mae Levered, Term Loan	81	156	(12)	—	—	225	10	—	1	—
SPV Carmen Holdings Agg (Discover Financial Services)	1,372	—	(5)	—	(115)	1,252	—	—	—	70
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	147	49	—	—	(9)	187	—	—	—	—
SPV Maguire Flow Agg (Sallie Mae Levered)	680	1,078	(373)	—	(8)	1,377	—	—	—	284
Total	$19,500	$33,118	$(1,911)	$—	$612	$51,319	$979	$44	$1	$1,521
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the full nine months ended September 30, 2026.
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
The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or the SEC. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated statement of assets and liabilities and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the SEC.
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
Costs associated with the offering of Common Shares are capitalized as deferred offering expenses and included as prepaid and other assets on the consolidated statements of assets and liabilities and eligible to be amortized over a twelve-month period. As of September 30, 2026 and December 31, 2025, the Adviser has paid $3,939 and $3,471, respectively, in organizational and offering expenses, and are subject to reimbursement as described above.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be applied to principal or, depending

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
upon the collectability of the remaining principal and interest, recognized as income. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2026 and 2025, the Company recognized $1,788 and $3,450, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement—Investment Companies With Equity Securities
Subject to Contractual Sale Restrictions, or ASU 2026-03, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s Common Shares during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	5,294,317	$134,084	16,928,246	$431,949
Reinvestment of Distributions	1,281,934	32,205	835,598	21,328
Repurchases of Common Shares(1)	(3,033,786)	(75,610)	(85,068)	(2,128)
Net Proceeds from Share Transactions	3,542,465	$90,679	17,678,776	$451,149

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)
________________
(1)Dollar amounts shown net of any Early Repurchase Deduction, as defined below.
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
As of September 30, 2026, the Company has issued 43,738,034 Class S shares in the Private Offering for gross proceeds of $1,111,975, including Class S shares issued under its distribution reinvestment plan. Of the 43,738,034 Class S shares issued in the Private Offering, 2,393,528 shares were issued to investors with capital commitments to the Company in exchange for an aggregate of $60,000 in capital contributions. As of September 30, 2026, the Company had received capital commitments of $60,000 from investors in the Private Offering, all of which has been called for funding. The Company intends to continue selling Class S shares in the Private Offering on a monthly basis.
During the nine months ended September 30, 2026 and 2025, the Company issued 6,576,251 and 17,763,844 Class S shares, respectively, for gross proceeds of $166,289 and $453,277, respectively, at an average price per share of $25.29 and $25.52, respectively. The gross proceeds received during the nine months ended September 30, 2026 and 2025 include reinvested shareholder distributions of $32,205 and $21,328, respectively, for which the Company issued 1,281,934 and 835,598 Class S shares, respectively, under its distribution reinvestment plan.
During the period from October 1, 2026 to October 31, 2026, the Company issued 275,545 Class S shares for gross proceeds of $6,850 at an average price per share of $24.86. The gross proceeds received during the period from October 1, 2026 to October 31, 2026 include reinvested shareholder distributions of $3,446 for which the Company issued 138,618 Class S shares under its distribution reinvestment plan.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under the Company’s discretionary share repurchase program during the nine months ended September 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)(2)
January 2, 2026	December 1, 2025	December 29, 2025	$25.58	243,832	$6,197
April 1, 2026	March 2, 2026	March 30, 2026	$25.06	1,350,592	33,693
July 1, 2026	June 1, 2026	June 29, 2026	$24.84	1,439,362	35,720
Total				3,033,786	$75,610
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
(2)Dollar amounts shown net of any Early Repurchase Deduction.
On September 1, 2026, the Company commenced a tender offer pursuant to which it offered to repurchase up to 2,025,462 Common Shares tendered prior to the offer expiring on September 29, 2026. During the period from October 1, 2026 to October 31, 2026, the Company repurchased 2,051,610 Common Shares that were validly tendered by shareholders, which represents approximately 5.06% of the total number of Common Shares outstanding as of June 30, 2026. The Company accepted for purchase 100% of the Common Shares that were validly tendered and not properly withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4(f)(1) of the Exchange Act, at a purchase price of $24.86 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $50,973.

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
The Board, including a majority of the members of the Board who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Trustees, has reviewed and approved the Placement Agent Agreements in accordance with Section 15(c) of the 1940 Act, and will annually review the Placement Agent Agreements and Distribution/Servicing Fees to determine that the provisions of the Placement Agent Agreements are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided and that there is a reasonable likelihood that the continuation of the plan for the Distribution/Servicing Fees will benefit the Company and its shareholders. The Board assesses the reasonableness of such fees based on the breadth, depth and quality of the distribution services to be provided to the Company, and reviews other information relating to the Placement Agents, such as their relationships with financial intermediaries and the adequacy of their compliance program.
The following table describes the fees and expenses accrued under the Advisory Agreement, the Administration Agreement and the Distribution and Servicing Plan (as defined herein), as applicable, during the three and nine months ended September 30, 2026 and 2025:

Related Party			Three Months Ended September 30,		Nine Months Ended September 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Investment advisory agreement	Base Management Fee(1)	$3,113	$2,289	$9,350	$5,376
The Adviser	Investment advisory agreement	Capital Gains Incentive Fee(2)	$—	$657	$(1,576)	$1,146
The Adviser	Investment advisory agreement	Subordinated Income Incentive Fee(3)	$2,681	$2,273	$8,149	$5,696
The Adviser	Administration agreement	Administrative Services Expenses(4)	$720	$697	$2,156	$1,378
Placement Agents	Distribution and servicing plan	Distribution/Servicing Fees(5)	$—	$—	$—	$—
________________
(1)The Adviser agreed to waive all management fees accrued under the Advisory Agreement through September 30, 2025. During the nine months ended September 30, 2026, $9,003 in base management fees were paid to the Adviser. As of September 30, 2026, $3,113 in management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2026 and 2025, the Company accrued capital gains incentive fees of $(1,576) and $1,146, respectively, based on the performance of its portfolio. As of September 30, 2026, the Company had no capital gains incentive fees payable. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)The Adviser agreed to waive all subordinated income incentive fees accrued under the Advisory Agreement through September 30, 2025. During the nine months ended September 30, 2026, $6,304 of subordinated income incentive fees were paid to the Adviser. As of September 30, 2026, $2,681 in subordinated income incentive fees were payable to the Adviser.
(4)During the nine months ended September 30, 2026 and 2025, $2,012 and $1,230, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $72 and $130 for the nine months ended September 30, 2026 and 2025, respectively. The Company paid $1,314 and $832 in administrative services expenses to the Adviser during the nine months ended September 30, 2026 and 2025, respectively.

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
Affiliated Borrowings
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
In an order dated January 5, 2021, the SEC granted exemptive relief that permitted the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provides more flexibility than the prior order.
Capital Commitments
Affiliates of the Adviser committed to invest an aggregate of $35,000 in Common Shares, or the Seed Contribution, and will not transfer or otherwise dispose of their respective capital commitment or Common Shares without the Company’s prior written consent for a period ending on the third anniversary of the BDC Election Date.
As of September 30, 2026, the full $35,000 of capital commitments under the Seed Contribution had been called and funded.
As of September 30, 2026, an additional $25,000 of capital commitments from third-party private investors had been called and funded in connection with the Private Offering.
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
For the nine months ended September 30, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by the Company in accordance with the Expense Support Agreement. As of September 30, 2026, the conditions precedent to the Company’s obligation to reimburse the Adviser for such Expense Payments have not been met and management believes that reimbursement to the Adviser is not probable.
The following table reflects the amounts agreed to be paid by the Adviser and subject to reimbursement by the Company under the Expense Support Agreement and the expiration for future possible reimbursements by the Company as of September 30, 2026:

For the Three Months Ended	Amount	Expiration Date
September 30, 2024	$662	September 30, 2027
December 31, 2024	1,206	December 31, 2027
March 31, 2025	895	March 31, 2028
June 30, 2025	—	June 30, 2028
September 30, 2025	—	September 30, 2028
December 31, 2025	1,445	December 31, 2028
March 31, 2026	—	March 31, 2029
June 30, 2026	—	June 30, 2029
September 30, 2026	—	September 30, 2029
Total	$4,208
Note 5. Distributions
The following tables reflect the cash distributions per share that the Company has declared on its Common Shares during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.175
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.175
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.175
July 9, 2026	Regular	July 31, 2026	August 27, 2026	0.175
July 30, 2026	Regular	August 31, 2026	September 28, 2026	0.175
September 4, 2026	Regular	September 30, 2026	October 28, 2026	0.175
Total				$1.575

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.200
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.200
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.200
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.200
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.200
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.200
Total				$1.880
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its Common Shares during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	50,083	80%	43,680	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Return of capital	12,846	20%	—	—
Total	$62,929	100%	$43,680	100%

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
________________
(1)During the nine months ended September 30, 2026 and 2025, 96.5% and 96.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 0.5% and 0.7%, respectively, was attributable to non-cash accretion of discount and 3.0% and 3.3%, respectively, was attributable to paid-in-kind, or PIK, interest.
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
As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $17,278 and $17,956, respectively. As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $17,960 and $4,366, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $1,618,733 and $1,520,898 as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(775) and $15,470 as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from foreign currency forward contracts and foreign currency transactions. Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,097.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,218,882	$1,206,251	74.6%	$1,156,542	$1,162,247	75.6%
Subordinated Debt	1,059	1,059	0.1%	—	—	—
Asset Based Finance	397,851	408,384	25.2%	365,151	374,121	24.4%
Equity/Other	2,384	2,264	0.1%	—	—	—
Total	$1,620,176	$1,617,958	100.0%	$1,521,693	$1,536,368	100.0%
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
As of September 30, 2026, the Company held investments in one portfolio company of which it may be deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2026, the Company held investments in six portfolio companies of which it may be deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (p) and (q) to the unaudited consolidated schedule of investments as of September 30, 2026.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $282,961 and unfunded equity/other commitments of

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
$11,400. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $314,321 and unfunded equity/other commitments of $5,080. The Company maintains sufficient cash on hand and available capital in connection with undrawn commitments to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,617	0.3%	$5,230	0.3%
Banks	34,259	2.1%	38,764	2.5%
Capital Goods	269,613	16.7%	242,916	15.8%
Commercial & Professional Services	119,283	7.4%	121,571	7.9%
Consumer Durables & Apparel	5,925	0.4%	6,646	0.4%
Consumer Services	93,942	5.8%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	—	—	5,176	0.3%
Financial Services	220,090	13.6%	182,324	11.9%
Food, Beverage & Tobacco	15,838	1.0%	24,325	1.6%
Health Care Equipment & Services	147,395	9.1%	167,089	10.9%
Household & Personal Products	—	—	3,742	0.3%
Insurance	113,371	7.0%	106,165	6.9%
Materials	40,824	2.5%	45,100	2.9%
Media & Entertainment	31,520	1.9%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,570	0.9%	12,627	0.8%
Real Estate Management & Development	61,907	3.8%	71,983	4.7%
Software & Services	365,020	22.6%	327,284	21.3%
Technology Hardware & Equipment	1,060	0.1%	1,318	0.1%
Transportation	77,019	4.8%	51,974	3.4%
Utilities	705	0.0%	849	0.1%
Total	$1,617,958	100.0%	$1,536,368	100.0%
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated statements of assets and liabilities held as of September 30, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	September 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$3	$194
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(573)	(221)
Total		$(570)	$(27)

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the nine months ended September 30, 2026 and 2025 are in the following locations in the unaudited consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(43)	$(122)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(543)	(296)
Total		$(586)	$(418)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$3	$(3)	$—	$—	$—
Total	$3	$(3)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(573)	$3	$—	$—	$(570)
Total	$(573)	$3	$—	$—	$(570)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
Goldman Sachs Bank USA	$194	$(194)	$—	$—	$—
Total	$194	$(194)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
Goldman Sachs Bank USA	$(221)	$194	$—	$—	$(27)
Total	$(221)	$194	$—	$—	$(27)
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
The average notional balance of foreign currency forward contracts during the nine months ended September 30, 2026 and 2025 was $17,894 and $6,293, respectively.
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
The following tables present fair value measurements of the Company’s assets and liabilities that are recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments	$—	$47,103	$1,570,855	$1,617,958
Money market funds(1)	9,059	—	—	9,059
Foreign currency forward contracts	—	3	—	3
Total assets, at fair value	$9,059	$47,106	$1,570,855	$1,627,020

Liabilities, at fair value:
Foreign currency forward contracts	$—	$(573)	$—	$(573)
Total liabilities, at fair value	$—	$(573)	$—	$(573)

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments	$—	$145,102	$1,391,266	$1,536,368
Money market funds(1)	7,834	—	—	7,834
Foreign currency forward contracts	—	194	—	194
Total assets, at fair value	$7,834	$145,296	$1,391,266	$1,544,396

Liabilities, at fair value:
Foreign currency forward contracts	$—	$(221)	$—	$(221)
Total liabilities, at fair value	$—	$(221)	$—	$(221)
________________
(1)The fair value of money market funds is included in “cash and cash equivalents” in the consolidated statements of assets and liabilities.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
	Senior Secured Loans—First Lien	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$1,089,801	$—	$301,465	$—	$1,391,266
Accretion of discount (amortization of premium)	475	—	588	—	1,063
Net realized gain (loss)	(4,312)	—	432	—	(3,880)
Net change in unrealized appreciation (depreciation)	(15,858)	—	1,931	(120)	(14,047)
Purchases	212,957	1,032	145,230	2,384	361,603
Paid-in-kind interest	1,502	27	1,721	—	3,250
Sales and repayments	(103,410)	—	(104,680)	—	(208,090)
Transfers into Level 3	—	—	39,690	—	39,690
Transfers out of Level 3	—	—	—	—	—
Fair value at end of period	$1,181,155	$1,059	$386,377	$2,264	$1,570,855
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(16,136)	$—	$2,607	$(120)	$(13,649)

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Asset Based Finance	Total
Fair value at beginning of period	$385,040	$33,348	$418,388
Accretion of discount (amortization of premium)	248	155	403
Net realized gain (loss)	(255)	(198)	(453)
Net change in unrealized appreciation (depreciation)	5,276	3,789	9,065
Purchases	460,142	163,897	624,039
Paid-in-kind interest	1,180	489	1,669
Sales and repayments	(44,694)	(24,619)	(69,313)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Fair value at end of period	$806,937	$176,861	$983,798
The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,432	$3,789	$9,221

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at September 30, 2026 (Unaudited)	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$1,126,693	Discounted Cash Flow	Discount Rate	8.2% - 12.1% (9.6%)	Decrease
	12,915	Market Approach	EBITDA Multiple	9.0x - 12.8x (11.1x)	Increase
	41,547	Cost(2)
Subordinated Debt	1,059	Market Approach	EBITDA Multiple	10.0x - 10.0x (10.0x)	Increase
Asset Based Finance	357,290	Discounted Cash Flow	Discount Rate	4.6% - 18.5% (10.5%)	Decrease
	23,162	Cost(2)
	5,925	Other(3)
Equity/Other	2,264	Market Approach	EBITDA Multiple	10.0x - 10.0x (10.0x)	Increase
Total	$1,570,855

Type of Investment	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Senior Debt	$992,515	Discounted Cash Flow	Discount Rate	4.6% - 12.7% (8.4%)	Decrease
	97,286	Cost(2)
Asset Based Finance	151,963	Discounted Cash Flow	Discount Rate	4.7% - 16.0% (9.2%)	Decrease
	80,653	Cost(2)
	68,849	Other(3)
Total	$1,391,266
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
Restricted Securities
The Company may invest in securities that are subject to legal or contractual restrictions on resale and may only be resold to the public pursuant to an effective registration statement under the Securities Act, or to qualified institutional buyers in transactions exempt from such registration. The Company does not consider securities to be restricted if the securities may be resold in transactions exempt from registration under the Securities Act, including pursuant to Rule 144A, and there are no restrictions that would otherwise prevent the Company from selling the securities to qualified institutional buyers as of the end of the reporting period. The Company does not incur registration costs upon the resale of securities to qualified institutional buyers in transactions exempt from registration. In certain circumstances, the issuer of restricted securities may bear the costs associated with registering such securities for resale. Such investments described above are classified as Level 3 within the fair value hierarchy.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following table presents the restricted securities held by the Company as of September 30, 2026:

Portfolio Company(1)	Shares	Cost	Fair Value	Acquisition Date	% of Net Assets
Asset Based Finance
Auxilior Capital Partners Inc, Preferred Equity	1,016	$1,016	$1,012	4/30/2024	0.1%
Fourways Aggregator LP (Norway_France)	215,307	240	268	8/28/2024	0.0%
Global Lending Services LLC, ABF Equity	1,601,337	1,601	2,709	2/5/2025	0.3%
Hercules Aggregator LP (Flexsys Holdings Inc)	6,686,263	6,686	6,557	4/20/2026	0.7%
Intuit (Project Guava), ABF Equity	666,690	667	684	8/12/2026	0.1%
Kasper 2 LP (Santander Consumer Bank AS)	92,926,351	9,317	9,757	9/29/2025	1.0%
Kilter Finance 2.0, Common Stock	1,216,383	1,216	1,250	1/27/2026	0.1%
KKR Altitude III Offshore Aggregator (Altitude III)	251,175	251	251	6/18/2026	0.0%
KKR Lombardy Aggregator LP (SKP German Bank)	780,225	917	864	12/17/2025	0.1%
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	49,341	49	85	10/20/2025	0.0%
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	15,589,836	15,590	15,664	10/30/2025	1.6%
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	1,185,271	1,185	1,263	10/30/2025	0.1%
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	3,429,908	3,430	3,629	8/8/2025	0.4%
KSC I Aircraft LP, ABF Equity	36,893,015	36,893	37,604	10/21/2025	3.7%
Orange Maple 2025-2 DAC, ABF Equity	21,581,000	24,988	24,502	11/18/2025	2.4%
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	9,363,764	10,870	11,150	11/14/2025	1.1%
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	655,958	867	913	11/14/2025	0.1%
SPV Carmen Holdings Agg (Discover Financial Services)	1,288,442	1,288	1,252	10/4/2024	0.1%
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	196,307	196	187	11/21/2025	0.0%
SPV Maguire Flow Agg (Sallie Mae Levered)	1,418,771	1,419	1,377	11/26/2025	0.1%
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	3,313,819	3,314	4,415	8/29/2024	0.4%
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	2,607,847	3,481	5,712	2/26/2026	0.6%
Sunshine Mortgage Funding 1 PLC, ABF Equity	11,998,480	15,942	17,031	7/29/2026	1.7%
Vontive Inc, Preferred Stock	139,065	139	139	7/24/2026	0.0%
Equity/Other
Affordable Care Inc, Class A Common Stock	4,985	2,384	2,264	6/29/2026	0.2%
Total		$143,946	$150,539		14.9%
________________
(1)See the unaudited consolidated schedule of investments as of September 30, 2026 included herein for additional details on securities listed.
Note 9. Financing Arrangements
In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $637,145. As of September 30, 2026, the Company’s asset coverage was 258%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026 and June 30, 2026, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2026 are discussed below.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.25%(2)	$145,895	(3)	$229,105	September 30, 2031
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	361,750		238,250	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	129,500		270,500	February 13, 2031
Total			$637,145		$737,855
________________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €47,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026. British pound balance outstanding of £46,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.
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
For the nine months ended September 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2026			2025
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
Senior Secured Revolving Credit Facility	$6,430	$436	$6,866	$2,650	$284	$2,934
K-FITS Eiffel-1 Credit Facility	15,747	619	16,366	7,288	316	7,604
K-FITS Mount Royal Credit Facility	4,467	433	4,900	—	—	—
Total	$26,644	$1,488	$28,132	$9,938	$600	$10,538
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $601,351 and 6.24%, respectively.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $188,677 and 7.02%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2026.
Senior Secured Revolving Credit Facility
On September 30, 2026, the Company entered into a Second Amendment to Senior Secured Revolving Credit Agreement, or the Second Amendment, to the Senior Secured Revolving Credit Agreement, dated as of July 2, 2024 (as previously amended by that certain First Amendment to Senior Secured Revolving Credit Agreement, dated as of August 8, 2025, or the Credit Agreement), by and among the Company, as borrower, the lenders and issuing banks from time to time party thereto, and ING Capital LLC, as administrative agent.
The Second Amendment provides for, among other things, (i) an increase in the applicable margin (a) from 1.125% to 1.25% per annum, with respect to ABR loans, and (b) from 2.125% to 2.25% per annum, with respect to term benchmark loans and RFR loans; (ii) the removal of a 0.10% credit adjustment spread with respect to borrowings in U.S. dollars; (iii) an extension of the commitment termination date from July 2, 2028 to September 30, 2030; (iv) an extension of the maturity date from July 2, 2029 to September 30, 2031; (v) an increase of the accordion provision to permit increases to the total facility amount to an amount of up to $800,000; (vi) an increase in the aggregate revolving commitments under the Credit Agreement from $325,000 to $375,000; and (vii) a reset of the minimum shareholders’ equity test.
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
During the nine months ended September 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $7,852 from the Financing Provider. As of September 30, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2026 through October 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of September 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company did not hold any beneficial interest in the warehouse.
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

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
AGS Health LLC	$357
AGS Health LLC	1,007
A-Lign Assurance LLC	1,964
A-Lign Assurance LLC	938
Arcfield Acquisition Corp	1,943
Atwell LLC	510
Atwell LLC	488
Avetta LLC	501
Avetta LLC	236
Avetta LLC	1,032
BGB Group LLC	1,045
BGB Group LLC	1,959
Bonterra LLC	2,263
Cadence Education LLC	353
Cadence Education LLC	2,524
Cambrex Corp	1,200
Carrier Fire Protection	518
Carrier Fire Protection	411
Circana Group (f.k.a. NPD Group)	790
Clarience Technologies LLC	2,462
Clarience Technologies LLC	5,445
CLEAResult Consulting Inc	482
CLEAResult Consulting Inc	1,766
Clearwater Analytics LLC	1,690
Clearwater Analytics LLC	1,101
Club Car Wash Operating LLC	549
Club Car Wash Operating LLC	97
ClubCorp Club Operations Inc	555
ClubCorp Club Operations Inc	832
Com Laude Group Ltd	2,549
Com Laude Group Ltd	1,024
Command Alkon Inc	1,072
Command Alkon Inc	750
Community Brands Inc	739
Conservice LLC	1,402
CSafe Global	217
Dental365 LLC	1,961
Dental365 LLC	391
DuBois Chemicals Inc	1,888
Eagle Railcar Services Roscoe Inc	1,988
Eagle Railcar Services Roscoe Inc	2,209
Eide Bailly LLP	1,045
Eide Bailly LLP	696
Express Wash Concepts LLC	316
Express Wash Concepts LLC	74

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Flexera Software LLC	$1,807
Follett Software Co	1,018
Foundation Risk Partners Corp	858
Frontline Road Safety LLC	2,534
Galway Partners Holdings LLC	919
Galway Partners Holdings LLC	947
GE Vernova Electrification Software LLC	1,826
Higginbotham Insurance Agency Inc	1,160
Homrich & Berg Inc	762
Homrich & Berg Inc	4,965
Horizon CTS Buyer LLC	1,986
Horizon CTS Buyer LLC	1,243
Inhabit IQ	1,311
Inhabit IQ	820
Insightsoftware.Com Inc	2,378
Insightsoftware.Com Inc	0
Integrated Power Services LLC	1,454
Integrated Power Services LLC	2,419
Integrity Marketing Group LLC	5
J S Held LLC	1,357
Jeppesen Holdings LLC	671
Keystone Agency Partners LLC	3,067
Keystone Agency Partners LLC	2,321
Learning Experience Corp/The	685
Legends Hospitality LLC	1,335
MAI Capital Management LLC	1,684
MAI Capital Management LLC	1,269
MAI Capital Management LLC	928
MB2 Dental Solutions LLC	886
Med-Metrix	2,637
Med-Metrix	3,309
Mercer Advisors	7,368
Mercer Advisors	235
Model N Inc	1,256
NAVEX Global Inc	183
NAVEX Global Inc	3,857
NEFCO Corp	1,985
NEFCO Corp	847
NeoGov Newt Holdco Inc	340
NeoGov Newt Holdco Inc	756
NeoGov Newt Holdco Inc	1,074
Netsmart Technologies Inc	2,908
Netsmart Technologies Inc	2,959
OEConnection LLC	4,231
OEConnection LLC	1,091
Orion Services Group LLC	113
Pavement Preservation Group Inc	384
PCI Pharma Services	11,410
PCI Pharma Services	3,180
Pike Corp	2,266
Pike Corp	1,813

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Premise Health Holding Corp	$221
Premise Health Holding Corp	378
PROS Holdings Inc	515
PSC Group	53
Radwell International LLC	964
Railpros Inc	108
Railpros Inc	151
Resa Power LLC	188
Resa Power LLC	1,768
Resa Power LLC	919
Revere Superior Holdings Inc	643
Rialto Capital Management LLC	511
Rockefeller Capital Management LP	1,980
SAMBA Safety Inc	360
SAMBA Safety Inc	256
Schellman Inc	663
Schellman Inc	995
Service Express Inc	2,920
Service Express Inc	2,633
Service Logic LLC	1,777
Service Logic LLC	1,625
Sphera Solutions Inc	5,156
Sphera Solutions Inc	1,684
Spins LLC	772
Spotless Brands LLC	328
Spotless Brands LLC	1,428
Sunbelt Solomon Services LLC	1,334
Sunbelt Solomon Services LLC	1,611
SureScripts LLC	3,755
Trackunit ApS	3,023
Trackunit ApS	1,511
Turnpoint Services Inc	343
USIC Holdings Inc	50
USIC Holdings Inc	216
Veriforce LLC	468
Veriforce LLC	259
Veriforce LLC	12,450
Vermont Information Processing Inc	1,934
Vermont Information Processing Inc	332
VetCor Professional Practices LLC	68
Vigor Marine Group LLC	2,532
Vigor Marine Group LLC	3,747
Vitu	2,613
Wealth Enhancement Group LLC	876
Wealth Enhancement Group LLC	360
WebPros Holding Sarl	2,128
Wedgewood Weddings	2,879
Wedgewood Weddings	2,894
West Star Aviation Inc	1,596
West Star Aviation Inc	798

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Woolpert Inc	$2,592
Xylem Kendall	3,532
Xylem Kendall	124
Asset Based Finance
Advancion Corp/IL, Revolver	2,275
Bond Aviation Holdings LLC, Term Loan	3,886
Bond Aviation Holdings LLC, Term Loan	3,331
Cast & Crew LLC, Revolver	3,028
FFP RECEIVABLES SPV LLC (FKA Florida Food Products LLC), Revolver	788
Likewize Corp, Revolver	4
Philippine Airlines 777, Term Loan	1,887
Philippine Airlines 777, Term Loan	1,887
Sallie Mae Levered, Term Loan	13
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	3,772
Setna SPV I, Term Loan	119
Sotheby's, Revolver	14,464
TPSI Receivables LLC (Tropicana Products Inc), Revolver	3,651
VIB Trade Receivables DAC (FKA Vibrantz Technologies Inc), Revolver	2,809
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	7,870
Total	$282,961
Unfunded Equity/Other commitments	$11,400
____________________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2026, the Company’s debt commitments are comprised of $135,631 revolving credit facilities and $147,330 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2,262). The Company’s unfunded Equity/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had no such guarantees outstanding at September 30, 2026 and December 31, 2025.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$25.58	$25.40
Results of operations
Net investment income (loss)(1)	1.32	1.75
Net realized gain (loss) and unrealized appreciation (depreciation)(2)	(0.46)	0.40
Net increase (decrease) in net assets resulting from operations	0.86	2.15
Shareholder distributions(3)
Distributions from net investment income	(1.26)	(1.88)
Return of capital	(0.32)	—
Net decrease in net assets resulting from shareholder distributions	(1.58)	(1.88)
Capital share transactions
Issuance of Common Shares(4)	—	—
Repurchases of Common Shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$24.86	$25.67
Shares outstanding, end of period	40,434,028	31,746,969
Total return based on net asset value(6)	3.47%	8.75%
Ratio/Supplemental Data:
Net assets, end of period	$1,005,337	$814,929
Ratio of net investment income to average net assets(7)	6.94%	9.20%
Ratio of total operating expenses to average net assets(7)	7.42%	6.59%
Ratio of waived expenses to average net assets(7)	—	(2.67)%
Ratio of net operating expenses to average net assets(7)	7.42%	3.92%
Portfolio turnover(8)	16.51%	12.29%
Total amount of senior securities outstanding, exclusive of treasury securities	$637,145	$344,600
Asset coverage per unit(9)	2.58	3.36
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
(5)The repurchases of Common Shares on a per share basis reflects the incremental net asset value changes as a result of any Early Repurchase Deduction applied to the repurchases of Common Shares in the period. The repurchases of Common Shares at a price (after application of the Early Repurchase Deduction) that is less than the net asset value per share results in an increase in net asset value per share.
(6)The total return based on NAV for each period presented was calculated based on the change in NAV per share during the applicable period, assuming the reinvestment of all distributions that were declared during the period at the Company’s most recent available NAV per share for such shares at the time the distribution was payable. Total return based on NAV does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of Common Shares. The historical calculation of total return based on NAV in the table should not be considered a representation of the Company’s future total return based on NAV, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to shareholders.

KKR FS Income Trust Select
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in thousands, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2026 and 2025 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Ratio of accrued capital gains incentive fees to average net assets	(0.16)%	0.19%
Ratio of interest expense to average net assets	3.74%	2.35%
(8)Portfolio turnover for the nine months ended September 30, 2026 and 2025 is not annualized.
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
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
Note 13. Subsequent Events
Distributions
On October 5, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about November 25, 2026 to shareholders of record as of the close of business on October 30, 2026. Additionally, on October 28, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about December 29, 2026 to shareholders of record as of the close of business on November 30, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On October 1, 2026, the Company issued and sold 136,927 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $3,404.
On November 2, 2026, the Company issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $3,068. The final number of Common Shares issued as of November 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2026.

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
The Adviser has agreed to advance all of our organizational and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between our systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that we will not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion. As of September 30, 2026, we had incurred organizational and offering expenses of $760 and $3,179, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. See “Expense Support and Conditional Reimbursement” below for more information. In no event will we bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million.
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
For the nine months ended September 30, 2026 and the year ended December 31, 2025, the Adviser has agreed to pay $0 and $2,340, respectively, in Expense Payments, subject to reimbursement by us in accordance with the Expense Support Agreement.
Fees and Expenses
The following table illustrates the aggregate fees and expenses that we expect to incur and that shareholders can expect to bear, either directly or indirectly, during the following twelve months.

Shareholder transaction expenses (fees paid directly from shareholder investment)
Maximum sales load imposed on purchases(1)	3.00%
Maximum Early Repurchase Deduction(2)	2.00%
Annual operating expenses (as a percentage of average net assets attributable to shares)(3)
Base Management Fee(4)	1.25%
Incentive fees payable under our investment advisory agreement(5)	—
Interest payments on borrowed funds(6)	4.83%
Distribution/Servicing Fees(7)	0.85%
Organizational and offering costs(8)	—
Other expenses(9)	0.60%
Total annual expenses	7.53%
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
(3)Amount assumes that we sell $120.0 million worth of Class S shares during the following twelve months and that we receive proceeds from such sales of approximately $116.4 million, resulting in estimated average net assets of $1,064 million based on current asset levels. That amount also assumes that we borrow funds of approximately 81% of our average net assets during such period. Actual expenses will depend on the number of Class S shares we sell in the Private Offering and the amount of leverage we employ, if any. There can be no assurance that we will sell $120.0 million worth of Class S shares during the following twelve months.
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
(6)Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of September 30, 2026. At September 30, 2026, the weighted average stated interest rate on borrowings was 5.97%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. To the extent that we determine it is appropriate to borrow funds to make investments, the costs associated with such borrowing will be indirectly borne by our shareholders.
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
(8)The Adviser previously agreed to advance all our organizational and offering expenses on our behalf through a date determined by the Adviser in its discretion. As of September 30, 2026, we had incurred organizational and offering expenses of $760 and $3,179, respectively, which expenses the Adviser elected to cover pursuant to the Expense Support Agreement, subject to reimbursement by us pursuant to its terms. In no event will the Company bear in excess of $1.5 million in organizational expenses; the Adviser has agreed to be responsible for any organizational expenses in excess of $1.5 million. See “Expenses” and “Expense Support and Conditional Reimbursement” sections above for more information.
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
Example
The following example demonstrates the projected dollar amount of total expenses that would be incurred over various periods with respect to a $10,000 hypothetical investment in the Class S shares assuming reinvestment of all distributions at NAV and that our direct and indirect annual operating expenses would remain at the percentage levels set forth in the table above (assuming we borrow an amount of approximately 81% of our average net assets):

	1 Year	3 Years	5 Years	10 Years
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return(1)	$1,021	$2,409	$3,728	$6,744
Shareholders would pay the following expenses on a $10,000 investment, assuming a 5% annual return entirely from realized capital gains	$1,079	$2,563	$3,955	$7,068
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2026:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2026	September 30, 2026
Purchases	$121,300	$357,026
Sales and Repayments	(63,800)	(259,501)
Net Portfolio Activity	$57,500	$97,525

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026				September 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$73,529	61%	$29,634	46%	$211,799	59%	$144,186	56%
Asset Based Finance	47,771	39%	34,166	54%	145,227	41%	115,315	44%
Total	$121,300	100%	$63,800	100%	$357,026	100%	$259,501	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,218,882	$1,206,251	74.6%	$1,156,542	$1,162,247	75.6%
Subordinated Debt	1,059	1,059	0.1%	—	—	—
Asset Based Finance	397,851	408,384	25.2%	365,151	374,121	24.4%
Equity/Other	2,384	2,264	0.1%	—	—	—
Total	$1,620,176	$1,617,958	100.0%	$1,521,693	$1,536,368	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of Portfolio Companies	156	146
% Variable Rate Debt Investments (based on fair value)(1)(2)	83.1%	85.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.7%	6.4%
% Other Income Producing Investments (based on fair value)(3)	7.1%	1.8%
% Non-Income Producing Investments (based on fair value)(2)	2.1%	6.1%
% of Investments on Non-Accrual (based on fair value)	—	—
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.0%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	9.0%	8.8%
% of Direct Originations in Investment Portfolio (based on fair value)(6)	98.4%	100.0%
Median Loan-to-Value (LTV)(7)	40%	39%
Weighted Average EBITDA(8)	$236,000	$221,000
Median EBITDA(8)	$151,000	$143,000
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

(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
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
(7)Median Loan-to-Value (LTV) is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company using most recently reported financial information as of September 30, 2026 and may include pro forma adjustments. The above Median LTV figures relate only to the direct lending investments in the investment portfolio.
(8)EBITDA is generally defined as net income before net interest expense, income tax expense, depreciation and amortization. The above EBITDA metrics relate only to the direct lending investments in the investment portfolio. Weighted Average EBITDA is calculated based on each portfolio company’s EBITDA weighted by the amortized cost of each respective investment as of September 30, 2026. Median EBITDA represents the midpoint EBITDA of portfolio companies as of September 30, 2026. Amounts were derived from the most recently available portfolio company financial statements as of September 30, 2026, have not been independently verified by us, and may reflect a normalized or adjusted amount.
For the nine months ended September 30, 2026, our total return based on NAV was 3.47%. For the year ended December 31, 2025, our total return based on NAV was 10.82%. See footnote 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on NAV.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$5,617	0.3%	$5,230	0.3%
Banks	34,259	2.1%	38,764	2.5%
Capital Goods	269,613	16.7%	242,916	15.8%
Commercial & Professional Services	119,283	7.4%	121,571	7.9%
Consumer Durables & Apparel	5,925	0.4%	6,646	0.4%
Consumer Services	93,942	5.8%	88,795	5.8%
Equity Real Estate Investment Trusts (REITs)	—	—	5,176	0.3%
Financial Services	220,090	13.6%	182,324	11.9%
Food, Beverage & Tobacco	15,838	1.0%	24,325	1.6%
Health Care Equipment & Services	147,395	9.1%	167,089	10.9%
Household & Personal Products	—	—	3,742	0.3%
Insurance	113,371	7.0%	106,165	6.9%
Materials	40,824	2.5%	45,100	2.9%
Media & Entertainment	31,520	1.9%	32,490	2.1%
Pharmaceuticals, Biotechnology & Life Sciences	14,570	0.9%	12,627	0.8%
Real Estate Management & Development	61,907	3.8%	71,983	4.7%
Software & Services	365,020	22.6%	327,284	21.3%
Technology Hardware & Equipment	1,060	0.1%	1,318	0.1%
Transportation	77,019	4.8%	51,974	3.4%
Utilities	705	0.0%	849	0.1%
Total	$1,617,958	100.0%	$1,536,368	100.0%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,579,551	98%	$1,516,935	99%
2	35,084	2%	19,433	1%
3	1,059	0%	—	—
4	2,264	0%	—	—
Total	$1,617,958	100%	$1,536,368	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
Revenues
Our investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$31,675	86.7%	$22,359	91.1%	$95,158	88.0%	$52,665	89.4%
Paid-in-kind interest income	1,337	3.7%	672	2.7%	3,268	3.0%	1,927	3.3%
Fee income	600	1.6%	1,253	5.1%	2,542	2.4%	3,773	6.4%
Dividend and other income	2,902	8.0%	272	1.1%	7,149	6.6%	560	0.9%
Total investment income(1)	$36,514	100.0%	$24,556	100.0%	$108,117	100.0%	$58,925	100.0%
___________
(1)Such revenues represent $34,970 and $23,723 of cash income earned as well as $1,544 and $833 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2026 and 2025, respectively. Such revenues represent $104,302 and $56,572 of cash income earned as well as $3,815 and $2,353 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest, PIK and dividend and other income for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily due to the increase in the size of our investment portfolio, partially offset by a decline in overall portfolio yields.
Expenses
Our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$3,113	$2,289	$9,350	$5,376
Subordinated income incentive fees	2,681	2,273	8,149	5,696
Capital gains incentive fees	—	657	(1,576)	1,146
Interest expense	9,991	4,551	28,132	10,538
Administrative services expenses	720	697	2,156	1,378
Distribution/servicing fees	2,000	1,489	5,983	3,411
Share transfer agent fees	193	132	502	267
Accounting and administrative fees	177	108	534	259
Audit expense	173	173	515	446
Other expenses	605	713	1,640	1,368
Total operating expenses	19,653	13,082	55,385	29,885
Management and incentive fee waivers	—	(4,562)	—	(11,072)
Expense waiver	—	—	—	(895)
Net operating expenses	19,653	8,520	55,385	17,918
Excise taxes	97	—	97	—
Total net operating expenses, including excise taxes	$19,750	$8,520	$55,482	$17,918
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ratio of operating expenses and excise taxes to average net assets	1.97%	1.73%	5.53%	4.99%
Ratio of expense waivers to average net assets(1)	—	(0.60)%	—	(2.00)%
Ratio of net operating expenses to average net assets	1.97%	1.13%	5.53%	2.99%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	1.27%	0.69%	3.47%	1.95%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.70%	0.44%	2.06%	1.04%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
The increase in expenses for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily due to the increase in the size of our investment portfolio, the acceleration of our operational activity during the three and nine months ended September 30, 2026, the expiration of the waiver of the base management fee and the subordinated income incentive fee and the incurrence of borrowings under the K-FITS Mount Royal Credit Facility, the K-FITS Eiffel-1 Credit Facility and the Senior Secured Revolving Credit Facility, each as defined in Note 9 to our unaudited consolidated financial statements, which increased interest expense.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $16,764 ($0.42 per share) and $16,036 ($0.54 per share) for the three months ended September 30, 2026 and 2025, respectively. The increase in net investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 can primarily be attributed to the increase in interest, PIK and dividend and other income largely offset by the increase in base management fees, subordinated income incentive fees and interest expense as noted above.
Our net investment income totaled $52,635 ($1.32 per share) and $41,007 ($1.75 per share) for the nine months ended September 30, 2026 and 2025, respectively. The increase in net investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 can primarily be attributed to the increase in interest, PIK and dividend and other income discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$724	$24	$(3,694)	$(156)
Net realized gain (loss) on foreign currency forward contracts	(37)	(71)	(43)	(122)
Net realized gain (loss) on foreign currency	39	(298)	(8)	(337)
Total net realized gain (loss)	$726	$(345)	$(3,745)	$(615)
______________
(1)We sold investments and received principal repayments of $33,816 and $29,984, respectively, during the three months ended September 30, 2026 and $12,724 and $37,196, respectively, during the three months ended September 30, 2025. We sold investments and received principal repayments of $187,405 and $72,096, respectively, during the nine months ended September 30, 2026 and $26,420 and $68,677, respectively, during the nine months ended September 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$4,634	$4,903	$(16,893)	$11,502
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(377)	154	(543)	(296)
Net change in unrealized gain (loss) on foreign currency	405	549	2,516	(1,420)
Total net change in unrealized appreciation (depreciation)	$4,662	$5,606	$(14,920)	$9,786
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2026 was driven primarily by a decrease in valuations of certain investments in the software and services industry during the six months ended June 30, 2026, followed by partial appreciation of certain investments in the software and services industry during the quarter ended September 30, 2026. The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2026, the net increase in net assets resulting from operations was $22,152 ($0.55 per share) compared to a net increase in net assets resulting from operations of $21,297 ($0.72 per share) for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the net increase in net assets resulting from operations was $33,970 ($0.85 per share) compared to a net increase in net assets resulting from operations of $50,178 ($2.14 per share) for the nine months ended September 30, 2025.
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
As of September 30, 2026, we had $27,045 in cash and foreign currency, which we held in custodial accounts, and $737,855 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $282,961 and unfunded equity/other commitments of $11,400. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $637,145. As of September 30, 2026, our asset coverage ratio as calculated under the 1940 Act was 258%.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2026:

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	SOFR+2.250%(2)	$145,895	(3)	$229,105	September 30, 2031
K-FITS Eiffel-1 Credit Facility(1)	Revolving Credit Facility	SOFR+1.95%(4)	361,750		238,250	September 19, 2030
K-FITS Mount Royal Credit Facility(1)	Revolving Credit Facility	SOFR+1.60%(5)	129,500		270,500	February 13, 2031
Total			$637,145		$737,855

______________
(1)The carrying amount outstanding under the facility approximates its fair value.
(2)The benchmark rate is subject to a 0% floor.
(3)Amount includes borrowings in Euros and British pounds. Euro balance outstanding of €47,500 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026. British pound balance outstanding of £46,750 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $601,351 and 6.24%, respectively. As of September 30, 2026, the Company’s weighted average stated interest rate on borrowings, including the effect of non-usage fees and excluding amortization of deferred financing costs, was 5.97%.
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
The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. During the nine months ended September 30, 2026, approximately $12,846 of the distributions paid represented a return of capital. During the tax year ended December 31, 2025, approximately $199 of the distributions paid represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those shareholders who have elected to receive their distributions in the form of additional Common Shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a shareholder.

The following tables reflect the cash distributions per share that we have declared on our Common Shares during the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 12, 2026	Regular	January 30, 2026	February 25, 2026	$0.175
February 6, 2026	Regular	February 27, 2026	March 27, 2026	0.175
March 3, 2026	Regular	March 31, 2026	April 28, 2026	0.175
April 13, 2026	Regular	April 30, 2026	May 27, 2026	0.175
April 30, 2026	Regular	May 29, 2026	June 26, 2026	0.175
June 8, 2026	Regular	June 30, 2026	July 29, 2026	0.175
July 9, 2026	Regular	July 31, 2026	August 27, 2026	0.175
July 30, 2026	Regular	August 31, 2026	September 28, 2026	0.175
September 4, 2026	Regular	September 30, 2026	October 28, 2026	0.175
Total				$1.575

	For the Nine Months Ended September 30, 2025
Date Declared	Distribution	Record Date	Payment Date	Distribution per Share
January 10, 2025	Regular	January 31, 2025	February 26, 2025	$0.200
February 11, 2025	Regular	February 28, 2025	March 27, 2025	0.200
March 10, 2025	Regular	March 31, 2025	April 28, 2025	0.200
March 10, 2025	Special	March 31, 2025	April 28, 2025	0.080
April 14, 2025	Regular	April 30, 2025	May 28, 2025	0.200
May 9, 2025	Regular	May 30, 2025	June 26, 2025	0.200
June 6, 2025	Regular	June 30, 2025	July 29, 2025	0.200
July 14, 2025	Regular	July 31, 2025	August 27, 2025	0.200
July 31, 2025	Regular	August 29, 2025	September 26, 2025	0.200
August 28, 2025	Regular	September 30, 2025	October 29, 2025	0.200
Total				$1.880
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distributions
On October 5, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about November 25, 2026 to shareholders of record as of the close of business on October 30, 2026. Additionally, on October 28, 2026, the Board declared a distribution of $0.175 per Common Share, payable on or about December 29, 2026 to shareholders of record as of the close of business on November 30, 2026. Shareholders may receive the distribution payments in cash or in Common Shares in accordance with their election under the Company’s distribution reinvestment plan. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board of Trustees.
Private Offering Closings
On October 1, 2026, we issued and sold 136,927 Common Shares in the Private Offering (with the final number of Common Shares issued being determined on October 21, 2026) pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of $3,404.
On November 2, 2026, we issued and sold Common Shares in the Private Offering pursuant to Subscription Agreements entered into with the participating investors for aggregate consideration of approximately $3,068. The final number of Common Shares issued as of November 2, 2026 in connection with the monthly closing will be determined at a later date in connection with the Company’s determination of its net asset value per Common Share as of October 31, 2026.

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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 97.08% of our total assets, as compared to 97.02% of our total assets as of December 31, 2025.
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
For purposes of calculating NAV, all assets and liabilities initially expressed in foreign currencies will be converted into U.S. dollars at prevailing exchange rates as may be determined in good faith by the Adviser under the supervision of the Board. Although the Adviser’s policy is intended to result in a calculation of our NAV that fairly reflects security values as of the time of pricing, we cannot ensure that fair values determined by the Adviser would accurately reflect the price that we could obtain for a security if we were to dispose of that security as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Adviser when determining fair value may differ from the value that would be realized if the securities were sold.
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

Other Contractual Obligations
We have entered into the Advisory Agreement and Administration Agreement with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual Base Management Fee based on the average monthly value of the Company’s net assets during the most recently completed calendar quarter, and (b) an Incentive Fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2026.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we had off-balance sheet arrangements with Cliffwater Corporate Lending Fund, or Cliffwater, and CCLF Holdings (D34) LLC, or the Financing Provider, under the Cliffwater Facility Agreement, as described below.
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
In connection with investments (other than Warehouse Asset Based Finance Investments (as defined below)):
(A) The Financing Provider will receive during the period commencing on the date the Financing Provider acquires an investment and ending on the date immediately preceding the trade date of such investment, or the Holding Period, (i) all principal proceeds, all OID and Fees (as defined in the Cliffwater Facility Agreement) paid on account of any portion of an underlying purchased loan that is repaid or prepaid and not available to be reborrowed and an available unfunded commitment that has been terminated, not funded and is not available to be reborrowed by the underlying obligor and all amendment fees on such investments it holds pursuant to the Cliffwater Facility Agreement, in each case, during the Holding Period, (ii) all cash interest and payment-in-kind interest and all fees (other than one-time fees) that regularly accrue and are payable to all lenders under the underlying documents for such investments on account of such lenders’ loans or commitments outstanding pursuant to such underlying documents, in each case, during the Holding Period and (iii) additional consideration for any such investments transferred to the Company that have paid OID and Fees prior to the trade date during the Holding Period equal to an amount from 0.25% to 1.50% (based on the length of time such asset is held by the Financing Provider) of the par value or unfunded amount, as applicable, of any such investment as of immediately prior to any transfer of such investment by the Financing Provider to the Company, or the Additional Consideration.
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
In connection with investments, including related unfunded commitments, underwritten primarily on investments backed by large and diversified pools of financial hard and contractual assets, or the Warehouse Asset Based Finance Investments, following fulfillment of the conditions precedent to the Company’s obligations to purchase any Warehouse Asset Based Finance Investments under the Cliffwater Facility Agreement, the Company will purchase such Warehouse Asset Based Finance Investments owned and held by the Financing Provider under the Cliffwater Facility Agreement at a purchase price equal to (i) the funded cost of such Warehouse Asset Based Finance Investments, minus (ii) the amount of any PIK interest accrued during the Holding Period, minus (iii) the amount of any OID, upfront fees and other similar fees on account of such Warehouse Asset Based Finance Investments during the Holding Period, minus (iv) an amount equal to 11% per annum (or, after the one year anniversary of the date the Financing Provider acquired the Warehouse Asset Based Finance Investments, 12%) on the aggregate funded investment cost during the Holding Period of such Warehouse Asset Based Finance Investments, minus, (v) the amount of interest, dividends, fees and other amounts (other than proceeds of principal and other amounts paid on account of indemnification and reimbursement expenses) received by the Financing Provider during the Holding Period on account of such Warehouse Asset Based Finance Investments. This purchase price calculation is subject to adjustment in certain circumstances under the Cliffwater Facility Agreement. Except as set forth above, the Company receives all other economics arising before, during and after the Holding Period on such Asset-Based Finance.
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
As of September 30, 2026, the conditions precedent to the Company’s obligation to purchase any additional investments from the Financing Provider had not been met. The Company does not hold any beneficial interest in the warehouse.

During the nine months ended September 30, 2026, the Company purchased investments, including unfunded commitments, with a cost of $7,852 from the Financing Provider. As of September 30, 2026, no purchases from the Financing Provider are included in payable for investments purchased in the unaudited consolidated statement of assets and liabilities. For the period from October 1, 2026 through October 31, 2026, there were no investments purchased by the Company from the Financing Provider.
As of October 31, 2026, there were 17 loans with an aggregate commitment par value of $119,070, inclusive of $24,244 of unfunded commitments, that the Financing Provider purchased and was holding at the Company’s request pursuant to the Cliffwater Facility Agreement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, 83.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates, 7.7% were debt investments paying fixed interest rates, 7.1% were other income producing investments and 2.1% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of Incentive Fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2026 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 250 basis points	$(32,618)	$(15,929)	$(16,689)	(14.3)%
Down 200 basis points	(26,125)	(12,743)	(13,382)	(11.4)%
Down 150 basis points	(19,594)	(9,557)	(10,037)	(8.6)%
Down 100 basis points	(13,063)	(6,371)	(6,692)	(5.7)%
Down 50 basis points	(6,531)	(3,186)	(3,345)	(2.9)%
Up 50 basis points	6,531	3,186	3,345	2.9%
Up 100 basis points	13,063	6,371	6,692	5.7%
Up 150 basis points	19,594	9,557	10,037	8.6%
Up 200 basis points	26,125	12,743	13,382	11.4%
Up 250 basis points	32,657	15,929	16,728	14.3%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2026, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2026, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2026 to hedge against foreign currency risks. Dollar amounts are presented in thousands.

	Investments Denominated in Foreign Currencies As of September 30, 2026					Economic Hedging As of September 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in US$
British Pounds		£48,842	$64,792	$70,831	$7,083		£3,228	$4,283
Euros		€41,527	47,104	46,683	4,668		€1,295	1,470
Norwegian Krone	NOK	89,523	9,317	9,757	976	NOK	89,523	9,317
Total			$121,213	$127,271	$12,727			$15,070
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, our K-FITS Eiffel-1 Credit Facility and our K-FITS Mount Royal Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.
As of September 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $16,119, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2026, we had outstanding borrowings denominated in foreign currencies of €47,500 and £46,750 under our Senior Secured Revolving Credit Facility.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 4, 2026, Calvin Stuart, a purported stockholder of FSK, an affiliate of the Company, filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against FSK and certain of its current officers. The case is captioned Stuart v. FS KKR Capital Corp., et al., Case No. 2:26-cv-02969 (E.D. Pa.). On September 28, 2026, the plaintiff filed an amended complaint, adding additional named defendants, including the Adviser. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and FSK’s quarterly distribution strategy.
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
In addition to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 12, 2026), the following risk factors may materially affect our business, financial condition and/or operating results.
We may be subject to risks associated with our investments in unitranche loans.
We originate and invest in unitranche loans, which combine characteristics of first lien, second lien and, in some cases, subordinated or mezzanine debt, generally within a single credit facility. In certain unitranche investments, another lender may hold the “first out” portion of the loan while we retain the “last out” portion, or we may otherwise structure a unitranche loan to provide for a waterfall of cash flow priority among lenders. Where a loan is structured in this manner, the “first out” tranche will generally receive priority with respect to payments of principal, interest and any other amounts due under the loan, while the “last out” tranche we hold is generally paid only after the “first out” tranche has been paid in full. In exchange for assuming this increased risk of loss, we typically expect to earn a higher effective yield on the “last out” portion than is earned on the “first out” portion or on a traditional first lien loan. The rights we may have with respect to the collateral securing a unitranche loan, including the ability to control enforcement remedies following a default, may also be limited under the agreement among lenders or similar arrangement governing the loan, and the holders of the “first out” tranche may be able to control such remedies even where our interests as the “last out” lender are adversely affected.
Unitranche loans may also rank junior to other debt instruments of the portfolio company and may provide for a significant portion of principal to be repaid in a lump sum at maturity, which increases the risk of loss if the portfolio company is unable to repay or refinance that amount when due. As a result of these features, our unitranche loan investments may involve a greater risk of loss than investments in more senior, traditionally structured first lien loans, and any such losses could have a material adverse effect on our business, financial condition and results of operations.
We and the Adviser could be the target of litigation, and extensive regulation of the Adviser’s and its affiliates’ business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.
The Adviser has become, and we and the Adviser could in the future become, the target of securities class action litigation or other similar claims, including if the value of our Common Shares fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice, or the DOJ, filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co. and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. On January 14, 2025, KKR & Co. and its subsidiaries filed a complaint, or the KKR Complaint, in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission, or the FTC, and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR & Co. voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR & Co. did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR & Co. filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR & Co. and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR & Co.’s motion to dismiss the DOJ Complaint. On August 26, 2026, KKR & Co. entered into a Stipulation and Order, or the Stipulation, with the DOJ to resolve the DOJ Complaint. Pursuant to the Stipulation and contingent on a proposed final judgment becoming effective, the DOJ would release all defendants from claims made in the DOJ Complaint, and KKR & Co. would pay $250.0 million to the DOJ. Additionally, the DOJ notified KKR & Co. that it has terminated all of its related investigations against KKR & Co. and its affiliates. The Stipulation and a proposed final judgment were filed with the U.S. District Court for the Southern District of New York on August 26, 2026. The proposed final judgment is subject to judicial approval under the Antitrust Procedures and Penalties Act, 15 U.S.C. § 16, for the limited purpose of determining whether the proposed final judgment is in the public interest. In addition, KKR & Co. is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters.
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
Except as previously reported in our current reports on Form 8-K, we did not sell any equity securities during the three months ended September 30, 2026 that were not registered under the Securities Act.
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
The following table sets forth information regarding repurchases of Common Shares effectuated under our discretionary share repurchase program during the three months ended September 30, 2026:

Repurchase Date	Offer Date	Tender Offer Expiration	Purchase Price per Share	Common Shares Repurchased(1)	Aggregate Dollar Amount of Common Shares Accepted for Repurchase(1)(2) (in thousands)
July 1, 2026	June 1, 2026	June 29, 2026	$24.84	1,439,362	$35,720
________________
(1)Certain of the amounts herein have been rounded for convenience of presentation.
(2)Dollar amounts shown net of any Early Repurchase Deduction.
On September 1, 2026, we commenced a tender offer, or the September 2026 Tender Offer, pursuant to which we offered to repurchase up to 2,025,462 Common Shares tendered prior to 11:59 p.m., E.T. on September 29, 2026, or the September 2026 Tender Offer Expiration Date. We repurchased 2,051,610 Common Shares that were validly tendered by shareholders, which represents approximately 5.06% of the total number of Common Shares outstanding as of June 30, 2026. We accepted for purchase 100% of the Common Shares that were validly tendered and not properly withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4(f)(1) of the Exchange Act, at a purchase price of $24.86 per share for aggregate consideration, net of any applicable Early Repurchase Deduction, of $50,973.
See Note 3 to our unaudited consolidated financial statements included herein for more information regarding our discretionary share repurchase program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of September 30, 2026, by and among KKR FS Income Trust Select, the lenders from time to time party thereto, and ING Capital LLC. (Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 2, 2026 and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

KKR FS Income Trust Select

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer